Form 10-Q
period 2013-06-30
Dardanos Acquisition Corp.
filed 2013-08-12
CIK 1502630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2013: 31,390,000 shares of common stock.

TABLE OF CONTENTS

DARDANOS ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

The following unaudited interim financial statements of Dardanos Acquisition Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

DARDANOS ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	As of June 30, 2013	As of December 31, 2012
ASSETS
Current Assets
Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Total Current Liabilities	—	—

TOTAL LIABILITIES	—	—

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012)	3,139	3,139
Deficit accumulated during developmental stage	(3,139)	(3,139)

Total Stockholders’ Equity (Deficit)	—	—

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—

See Accompanying Notes to Unaudited Financial Statements

DARDANOS ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2013	Period from February 21, 2012 (Date of Inception) through June 30, 2013
Revenues	$—	$—

Total Revenues	—	—

General & Administrative Expenses
Organization and related expenses	—	3,139

Total General & Administrative expenses	—	3,139

Net Loss	$—	$(3,139)

Basic and Diluted Loss Per Share	$—

Weighted average number of common shares outstanding	31,390,000

See Accompanying Notes to Unaudited Financial Statements

DARDANOS ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30, 2013	Period from February 21, 2012 (Date of Inception) through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$—	$(3,139)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Founder for services rendered	—	3,139

Net cash provided by (used in) operating activities	—	—
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in ) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at the end of period	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$—	$3,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See Accompanying Notes to Unaudited Financial Statements

DARDANOS ACQUISITION Corp.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The unaudited financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The financial statements herein should be read in conjunction with the financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Registration Statement on Form 10 (the “Form 10”) for the period from inception on February 21, 2012 to June 30, 2012 for Dardanos Acquisition Corp. (the “Company” or “Neptune”). The results of operations for the three month period ended June 30, 2013 are not necessarily indicative of the results for the entire year ending December 31, 2013.

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

NOTE 4—STOCKHOLDER’S EQUITY

Upon formation, on February 21, 2012 (date of inception), the Board of Directors issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $3,000 to a total amount of $3,139. The capitalization of the Company consists of the following classes of capital stock as of June 30, 2013:

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the three months ended June 30, 2013.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

The Company currently does not have senior securities.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 21, 2012. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on September 25, 2012, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability (to be filed by amendment).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dardanos Acquisition Corp.

(Registrant)

By: /s/ William Tay

William Tay, President, Secretary and

Principal Financial Officer

Dated: August 12, 2013