Form 10-K
period 2013-12-31
Dardanos Acquisition Corp.
filed 2014-02-18
CIK 1502630

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on February 18, 2014.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 18, 2014, there were 31,390,000 shares of common stock, par value $.0001, outstanding.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2013, there was one holder of record of our Common Stock.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Biographical Information for William Tay

William Tay acts as Chairman of the Board of Directors, President, Secretary and Treasurer for the Company since its formation on February 21, 2012. Mr. Tay is also currently the sole officer and director of Northam Acquisition Corp. (“Northam”). Northam currently does not conduct any business other than filing a registration statement with the Securities and Exchange Commission on Form 10, as amended. For the past five years, Mr. Tay is a private investor, devoting most of his time managing his own investments in securities and residential real estate investments as well as income producing properties. Prior to that, Mr. Tay was a Registered Representative for several broker/dealers in New York, and he held his NASD Series 7 general securities license (now inactive). Mr. Tay has held directorships in the following publicly traded companies: Legend International Holdings, Inc. (OTCQB/OTCBB: LGDI) from November 2003 to November 2004, Playlogic Entertainment, Inc. (OTC: PLGC) from May 2001 to June 2004 and Global Energy Group, Inc. (OTC: GENG) from October 1999 to August 2001. Mr. Tay's background in the securities industry and knowledge of financial structures provide us with sufficient management experience to serve as our officer and director.

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

The following table shows for the period ended December 31, 2013, the compensation awarded (earned) or paid by us to our named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Tay, President/CEO	December 31, 2013	$0	—	—	—	—	—	$—	$—

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of our Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

William Tay 2000 Hamilton St., #943 Philadelphia, PA 19130	31,390,000 common shares held directly	100%

All Officers and Directors as a group (1 person)	31,390,000 common shares held directly	100%

(1) The above percentages are based on 31,390,000 shares of our Common Stock outstanding as of December 31, 2013.

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

Tax Fees

There were no fees billed by GZTY CPA Group, LLC for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2013.

All Other Fees

There were no fees billed by GZTY CPA Group, LLC for other products and services for the fiscal year ended December 31, 2013.

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

Dated: February 18, 2014

By: /s/ William Tay William Tay, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Tay	Chief Executive Officer	February 18, 2014
William Tay	(Principal Executive Officer),
Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors

DARDANOS ACQUISITION CORP.
(A Development Stage Company)
Balance Sheet

As of
December 31,
2013

ASSETS

Current Assets

Cash	$-

Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities	$-

Total Current Liabilities	-

TOTAL LIABILITIES	-

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-
Common stock ($.0001 par value, 500,000,000
shares authorized; 31,390,000 shares issued and
outstanding as of December 31, 2013)	3,139
Deficit accumulated during development stage	(3,139)
..

Total Stockholders' Equity (Deficit)	-

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-

See Notes to Financial Statements.

DARDANOS ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations

		Cumulative
		Since February 21, 2012 (inception)
	December 31, 2013	to December 31, 2013

Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses
Organization and related expenses	3,139	3,139

Total General & Administrative Expenses	3,139	3,139

Net Loss	$(3,139)	$(3,139)

Basic loss per share	$(0.00)

Weighted average number of
common shares outstanding	31,390,000

See Notes to Financial Statements.

DARDANOS ACQUISITION CORP.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From February 21, 2012 (inception) through December 31, 2013

					Deficit
					Accumulated
		Common	Additional		During
	Common	Stock	Paid-in		Development
	Stock	Amount	Capital		Stage	Total

February 21, 2012 (inception)
Shares issued for services at $.0001 per share	31,390,000	$3,139	$-	$		$3,139

Net loss, December 31, 2012					(3,139)	(3,139)

Balance, December 31, 2013	31,390,000	$3,139	$-		$(3,139)	$-

See Notes to Financial Statements.

DARDANOS ACQUISITION CORP.
(A Development Stage Company)
Statements of Cash Flows

		Cumulative
		Since February 21, 2012 (inception)
	December 31,	to December 31,
	2013	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(3,139)	$(3,139)
Changes in working capital	-	-

Net cash provided by (used in) operating activities	(3,139)	(3,139)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued to founder for services rendered	3,139	3,139

Net cash provided by (used in) financing activities	3,139	3,139

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$3,139	$3,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

DARDANOS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification 740 (“ASC 740”), Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2013.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2013:

•         Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding.

•         Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.