Form 10-Q
period 2014-03-31
Dardanos Acquisition Corp.
filed 2014-05-08
CIK 1502630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to_________________________

COMMISSION FILE NUMBER: 000-54810

DARDANOS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	To be applied for
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2000 Hamilton Street, #943
Philadelphia, PA	19130
(Address of principal executive offices)	(Zip Code)

Telephone/Fax: 702-487-7618
E-mail: ozerokingstone@gmail.com
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
[X] Yes      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes      [   ] No

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
[X ]Yes      [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2014: 31,390,000 shares of common stock.

TABLE OF CONTENTS

DARDANOS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4

	Balance Sheets at March 31, 2014 and December 31, 2013 (unaudited)	4

	Statements of Operations for the Three Months ended March 31, 2014, and for the period from February 21, 2012 (Date of Inception) through March 31, 2014 (unaudited)	5

	Statements of Cash Flows for the Three Months ended March 31, 2014, and for the Period from February 21, 2012 (Date of Inception) through March 31, 2014 (unaudited)	6

	Notes to Unaudited Financial Statements	7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	9

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4	CONTROLS AND PROCEDURES.	10

	PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDING	10

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	10

ITEM 4	REMOVED AND RESERVED	11

ITEM 5	OTHER INFORMATION	11

ITEM 6	EXHIBITS	11

SIGNATURES		11

PART I-FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The following unaudited interim financial statements of Dardanos Acquisition Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

DARDANOS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

As of
	March	As of
	31,	December
	2014	31, 2013
ASSETS
Current Assets
Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Total Current Liabilities	—	—

TOTAL LIABILITIES	—	—

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares issued and outstanding as of March 31, 2014 and December 31, 2012)	3,139	3,139
Deficit accumulated during developmental stage	(3,139)	(3,139)

Total Stockholders’ Equity (Deficit)	—	—

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$—

See Accompanying Notes to Unaudited Financial Statements

DARDANOS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

		Period
		from
		February
		21,
		2012 (Date
		of
	Three	Inception)
	Months	through
	Ended March	March 31,
	31, 2014	2014
Revenues	$—	$—

Total Revenues	—	—

General & Administrative Expenses
Organization and related expenses	—	3,139

Total General & Administrative expenses	—	3,139

Net Loss	$—	$(3,139)

Basic and Diluted Loss Per Share	$—

Weighted average number of common shares outstanding	31,390,000

See Accompanying Notes to Unaudited Financial Statements

DARDANOS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

		Period
		from
		February
	For the	21,
	Three	2012
	Months	(Date of
	Ended	Inception)
	March	through
	31,	March 31,
	2014	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$—	$(3,139)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Founder for services rendered	—	3,139

Net cash provided by (used in) operating activities	—	—
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in ) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at the end of period	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$—	$3,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See Accompanying Notes to Unaudited Financial Statements

DARDANOS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation

The financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The unaudited financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods indicated. The financial statements herein should be read in conjunction with the financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Registration Statement on Form 10 (the “Form 10”) for the period from inception on February 21, 2012 to March 31, 2014 for Dardanos Acquisition Corp. (the “Company” or “Dardanos”). The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results for the entire year ending December 31, 2014.

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

NOTE 4—STOCKHOLDER’S EQUITY

Upon formation, on February 21, 2012 (date of inception), the Board of Directors issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $3,000 to a total amount of $3,139. The capitalization of the Company consists of the following classes of capital stock as of March 31, 2014:

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

ITEM 4 CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1ARISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the three months ended March, 31. 2014.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company currently does not have senior securities.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 21, 2012. (1)

3.2	By-laws. (1)

31.1

Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)
________________________
(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on March 31, 2014, and incorporated herein by this reference.
(2)	Filed herewith.
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

Dardanos Acquisition Corp.
(Registrant)

By: /s/ Edgar Leon
Edgar Leon, President, Secretary and
Principal Financial Officer
Dated: May 8, 2014