Form 10-Q
period 2014-06-30
PLH Products, Inc.
filed 2014-08-20
CIK 1502630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 000-54810

PLH PRODUCTS INC.
(Exact name of Registrant as specified in its charter)

California	95-4386777
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

6655 Knott Avenue
Buena Park, California
90620
(Address of principal executive offices)	(Zip Code)

(714) 739-6622
(Registrant’s telephone number, including area code)

( f/k/a DARDANOS ACQUISITION CORP.)
(Former name, former address and former fiscal year, if changed, since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]                       No [   ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ X ]                       No [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ]	Smaller reporting company	[ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                        No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

31,390,000 shares of Common Stock, par value $0.001 per share, as of August 1, 2014

PLH PRODUCTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

TABLE OF CONTENTS

		Exhibit No.
Part I. Financial Information
Item 1.	Financial Statements	F-1 - F-7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4.	Controls and Procedures	5
Part II. Other Information		6
Item 1A	Risk Factors	6
Item 5	Other Information	6
Item 6	Exhibits	7
SIGNATURES		S-1
EXHIBITS		E-1

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLH PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash and cash equivalents	$52,848	$204,163
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	910,054	1,154,733
Accounts receivable – related parties	4,801,874	5,325,855
Inventories	5,288,376	5,337,508
Prepayment to vendor	111,271	638,677
Prepayment to vendor – related parties	198,167	2,258,577
Prepaid expenses and other current assets	26,200	168,088

Total current assets	11,388,790	15,087,601

Non-current Assets:
Property, plant and equipment, net	3,062,263	3,028,774
Investments in affiliates	5,500,000	5,500,000
Other assets	160,377	160,377

Total non-current assets	8,722,640	8,689,151

Total assets	$20,111,430	$23,776,752

LIABILITIES AND STOCKHOLDERS’EQUITY

Current Liabilities:
Accounts payable	$1,929,705	$2,186,501
Accounts payable – related parties	441,290	4,195,129
Dividends payable		46,750
Accrued expenses	40,578	392,534
Customer deposits	300,560	689,135
Borrowings from other	63,000	75,100
Line of credit	3,245,000	2,800,000
Current portion of mortgage and term loans		303,557

Total current liabilities	6,020,133	10,688,706

Long Term Liabilities:
Mortgage and term loans, net of current portion	4,946,940	4,794,045
Deferred income taxes	48,019	48,019

Total long term liabilities	4,994,959	4,842,064

Total liabilities	11,015,092	15,530,770

Stockholders’ Equity:

Additional paid-in capital	6,604,909	6,074,909
Retained earnings	2,538,180	2,171,073
Dividend Paid	-46,750

Total stockholders’ equity	9,096,339	8,245,982
Total liabilities and stockholders’ equity	$20,111,431	$23,776,752

(See accompanying notes to the consolidated financial statements)

PLH PRODUCTS INC.
CONSOLIDATED INCOME STATEMENTS - UNAUDITED

	Quarter Ended	Six Months Ended
	June 30,	June 30,

Net sales	$7,138,658	$16,959,978
Cost of sales	(5,327,351)	(13,160,623)
Gross profit	1,811,307	3,799,355
Selling, general and administrative expenses	(1,499,656)	(3,241,412)
Income from operations	311,651	557,943
Other income (expense):	11,568	22,854
Interest expense	(82,403)	(155,314)
Other expense, net	(10,000)	(10,000)
Total other expense, net	(92,403)	(165,314)
Income before income tax provision	230,816	415,483
Property Tax, Etc.	(40,235)	(48,376)
Net income	$190,581	$367,107

(See accompanying notes to the consolidated financial statements)

PLH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	For the Six Months
	Ended June 30,
	2014		2013

Cash flows from operating activities:
Net income	$367, 107		$258, 129

Adjustments to reconcile net income to net cash provided by operating

Depreciation expense– property, plant and equipment			75,365
Amortization expense – intangible assets			34,300
Deferred taxes			(5,477)

Accounts receivable	244,679		939,862
Accounts receivable – related parties	523,981		184, 155
Inventories	48,104		(1,171,267)
Prepayment to vendor	440,510		(638,677)
Prepayment to vendor - related parties	2,258,577		(2,258,577)
Prepaid expenses and other current assets	30,617		9,712
Accounts payable	(500,990)		582,063
Accounts payable – related parties	(3,753,839)		395,129
Accrued expenses	(166,611)		(7,367)

Customer deposits	(388, 575)		689,135

Net cash used in operating activities	(896,440)		(913,515)

Cash flows from investing activities:
Purchases of fixed assets	(33,489)		(8,257)

Net cash used in investing activities	(33,489)		(8,257)

Cash flows from financing activities:
Borrowings from line of credit, net	445,000		1,550,000
Borrowings from mortgage and term loans	(110,994)		-
Repayments on mortgage and term loans, net	(39,670)		(236,315)
Issuance of common stock	530,000		242,000
Repayments on additional loan from others, net	-		(279,900)
Dividend distribution	(46,750)		(177,000)

Net cash provided by (used in) financing activities	777,586		1,098,785

Net increase (decrease) in cash	(152,343)		177,013

Cash– beginning of year	204,163		27,150

Cash– end of year	$51,820		$204,163

Supplemental disclosure of cash flows information
Cash paid during the year for:
Interest	$165,314		$332,649
Income taxes	$-		$154,382

Non-cash investing activity:
Investment, netted against accounts payable - related parties	$-	$	(3,800,000)

(See accompanying notes to the consolidated financial statements)

PLH PRODUCTS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 - UNAUDITED

Note 1 - Organization and Description of Business

PLH Products, Inc. (Company) was incorporated on September 2, 1992 in accordance with the Laws of the State of California. Dardanos Acquisition Corp (Dardanos) was incorporated on February 17, 2012 in accordance with the Laws of the State of Delaware.

On May 21, 2014, Dardanos filed Articles of Merger and Plan of Merger with the Secretary of State of Delaware to merge with the Company and change domicile from Delaware to California by means of a merger with and into a California corporation. The Articles of Incorporation and Bylaws of the California Corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation maintained the Company’s corporate name of PLH Products, Inc. and modified the Company’s capital structure to allow for the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 20,000,000 shares of $0.0001 par value preferred stock. Although the merger documents were filed in Delaware on May 21, 2014, the Secretary of State of Delaware required completion of certain documents in order to issue a tax clearance certificate to complete the merger. The required tax clearance was not issued until June 10, 2014 which formally completed the domicile relocation to California.

The Company’s current principal business activity is a manufacturer and distributor of infrared home saunas and operates out of Southern California. PLHI designs, develops, assembles, and sells a variety type of infrared saunas and cedar product for traditional saunas.

Note 2 - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 8K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission on August 7, 2014.

Our financial statements may or may not be comparable to companies that comply with public company effective dates. Due to our election not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. All Amounts referenced in these Financial Statements and this Report is in US Dollars unless otherwise stated.

Note 3 - Going Concern Uncertainty

N/A

Note 4 - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than- not” probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

3.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

At June 30, 2014 there were no outstanding warrants.

4.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

Note 5 - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note 6 - Note Payable to controlling shareholder

N/A

Note 7 - Income Taxes

The components of income tax (benefit) expense for each of the three months ended June 30, 2014 and 2013 are described above.

Note 8 - Equity

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001. Each share has one vote. At June 30, 2014 the Company has 31,390,000 shares issued and outstanding.

Note 9 - Stock Warrants

As at June 30, 2014 and December 31, 2013 and, there is no outstanding balance of stock warrants.

Note 10 - Subsequent Events

Management has evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate expansion; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) General

PLH Products, Inc. (Company) was incorporated on September 2, 1992 in accordance with the Laws of the State of California. Dardanos Acquisition Corp (Dardanos) was incorporated on February 17, 2012 in accordance with the Laws of the State of Delaware.

On May 21, 2014, Dardanos filed Articles of Merger and Plan of Merger with the Secretary of State of Delaware to merge with the Company and change domicile from Delaware to California by means of a merger with and into a California corporation. The Articles of Incorporation and Bylaws of the California Corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation maintained the Company’s corporate name of PLH Products, Inc. and modified the Company’s capital structure to allow for the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 20,000,000 shares of $0.0001 par value preferred stock. Although the merger documents were filed in Delaware on May 21, 2014, the Secretary of State of Delaware required completion of certain documents in order to issue a tax clearance certificate to complete the merger. The required tax clearance was not issued until June 10, 2014 which formally completed the domicile relocation to California.

The Company’s current principal business activity is a manufacturer and distributor of infrared home saunas and operates out of Southern California. PLHI designs, develops, assembles, and sells a variety type of infrared saunas and cedar product for traditional saunas.

(3) Results of Operations

Three months ended June 30, 2014

The Company continues operating with net sales of $7,138,658 and expects business to slow down in activities during this period, however, will expect to increase activities on the third quarter as the usual industry cycle.

General and administrative expenses for the three months ended June 30, 2014 were approximately $1,499,656. All of the aforementioned expenses directly relate to the maintenance of the Company’s operation and compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain in line with the Fiscal 2013 expenditure levels until such time that the Company seeks to expand its market share, which it is anticipated that the Company’s expenses will increase significantly.

Six months ended June 30, 2014

The Company had net sales of $16,959,978 for the six month period ended June 30, 2104. The Company does expect to generate meaningful revenue as sales expected to increase during the 3rd quarter in line with fiscal 2013.

General and administrative expenses for the six months ended June 30, 2014 were approximately $3,241,412. All of the aforementioned expenses directly relate to the maintenance of the Company’s operations and compliance with the Securities Exchange Act of 1934, as amended.

(4) Plan of Business

General

PLH Products, Inc. (“PLHI”) was started in September, 1992 with the intent of bringing to market high quality sauna cabins. The business was initially focused on developing a relationship with major US brands as that was the desired model to use for PLHI’s sauna cabins. Today, PLHI owns brands such as Cedar Delite, Cedar Tec, Health Mate, Health Partner, Sun Spirit and more.

PLHI has generated a successful and profitable business and revenues from product sales throughout the years.

We have an accumulated profit of $7,110,225 (audited) as of December 31, 2013 as compared to $6,854,828 (audited) for the same comparable period in 2012. Substantially all of our operating profits are due to increase in demand of our products and improved Real Estate market, which is 50% of our market share.

However, we anticipate incurring significant expenses for at least the next two years. In the near term, we anticipate that our expenses will increase as we:

  complete our initial offering;
  Research and development of new products
  maintain, expand and protect our intellectual property portfolio; and
  provide general and administrative support for our operations.

To fund future expansion we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs, and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all.

Management

Mr. Seung Woo Lee is the founding principal of PLH Products and Pacific Cedar Supply. He currently serves as C.E.O. for PLH Products Inc., Pacific Cedar Supply Inc. and Pacific Cedar Supply Ltd. He is responsible for introducing first commercially viable Home Saunas to the general public more than 30 years ago. With his vision and passion, Mr. Seung Woo Lee has been driving benchmark-setting growth and expansion for both PLH Products and Pacific Cedar Supply. A high-energy leader, Mr. Seung Woo Lee approaches each new business challenge with his intrinsic flair for innovation and measured risk-taking to drive consistent improvements. His prior experience includes being an export manager at Samsung Group in Korea.

Mr. Seung Woo Lee received his bachelor of science from Seoul National University in Korea.

Kyung Min Park

Mr. Kyung Min Park is the operating President of PLH Products Inc. since PLH was incorporated in California, in Sep., 1992. He currently serves as President for PLH Products Inc. in U.S.A. He is responsible for sales in U.S.A. and other world markets, such as Europe, Canada, and Asian Mark. He specially emphasizes in Internet sales, online marketing. And also he in charge of company’s financing based on relationship with banks and general operation of the corporation. He is controlling of company’s intellectual properties, patents, brands, marketing materials. He manages of all kinds of contracts for the company with overseas customers and suppliers. He is also planning company’s financing re-structures such as, IPO and funds raising. His prior experience of 20 years includes being an operation manager of site corporations in Europe and Canada for the Kumho & Asiana airlines group.

Mr. Kyung Min Park received his bachelor of science from Han Yang University in Korea and his major in university was electronics engineering.

Won Yong Lee

Mr. Won Lee currently serves as the President for Pacific Cedar Supply Inc. and Pacific Cedar Supply Ltd., manufacturing factories located in Yantai, China. He is responsible for overseeing the day to day operations at both of manufacturing facilities in Yantai. Currently Mr. Won Lee is providing his leadership to implement progressive manufacturing strategies to strengthen competitive advantage by reducing costs of products and processes. He is also using his extensive knowledge of the products to develop and broaden the sales territories for Pacific Cedar Supply and PLH Products. Prior to joining Pacific Cedar Supply, he served as the Vice President of Sales for PLH Products Inc. and for more than 10 years, he was responsible for developing and maintaining dealer and sales network worldwide for PLH Products.

Mr. Won Lee received his bachelor’s in Political Science from University of California, Berkeley.

(5) Liquidity and Capital Resources

Since our inception our operations have been primarily financed through private sales of our equity credit facilities from financial institutions. We have devoted our resources to funding the sales and development of our products. We have not incurred any operating losses in most years since our inception and we expect to continue with that positive trend.

As of June 30, 2014, we had $52,848 of cash and cash equivalent, plus account receivables of $5,711,928 compared to December 31, 2013, we had $204,163 of cash and cash equivalents plus account receivables of $6,480,588. We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months, however, we will need to raise additional capital for expansion as demand for our products increases. Based on our expansion plan, we will need additional funds to meet the increase in operational needs and capital requirements for product development and commercialization. Our current credit facility may be sufficient, however, the cost is too high in order to maintain year after year profitability without be interrupted by the expansion plan.

The accompanying financial statements for the six months ended June 30, 2014 and twelve months ended December 31, 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

(6) Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (GAAP). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 4 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

(7) Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant. Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

(8) Other Contractual Obligations

As of June 30, 2014, we do not have any new contractual obligations.

(9) Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

(10) Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, operations or cash flows.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls more fully disclosed in our Annual Report on Form 10-K. However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain efficient or until such time as the Company completes a major transaction or acquisition of an operating business at which time management will be able to implement new controls and procedures.

PART II
OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b -2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

     There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLH PRODUCTS INC.

Dated: August 12, 2014	By:	/s/ WON YONG LEE
Won Yong Lee
Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1