Form 10-Q
period 2014-09-30
PLH Products, Inc.
filed 2014-11-18
CIK 1502630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ______ to _____

Commission File Number 000 54810

PLH PRODUCTS INC.
(Exact name of Registrant as specified in its charter)

California	95-4386777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6655 Knott Avenue
Buena Park, California
90620
(Address of principal executive offices)	(Zip Code)

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

Yes   [X ]                         No [  ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [ X]                         No  [  ]

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

32,095,000 shares of Common Stock, par value $0.001 per share, as of September 30, 2014

PLH PRODUCTS INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLH PRODUCTS INC.
BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash and cash equivalents	$220,103	$$204,163
Accounts receivable, net of allowance for bad debt of $0 and $0,	1,436,127	1,154,733
Accounts receivable – related parties	3,787,642	5,325,855
Inventories	5,365,586	5,337,508
Prepayment to vendor		638,677
Prepayment to vendor – related parties	26,200	2,258,577
Prepaid expenses and other current assets	350,103	168,088

Total current assets	11,185,761	15,087,601

Property, plant and equipment, net	3,071,349	3,028,774
Investments in affiliates	5,500,000	5,500,000
Other assets	160,377	160,377

Total non-current assets	8,731,726	8,689,151

Total assets	$19,917,487	$23,776,752

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,062,790	$2,186,501
Accounts payable - related parties	(1,322,035)	4,195,129
Dividends payable		46,750
Accrued expenses	287,233	392,534
Customer deposits	381,659	689,135
Borrowings from other		75,100
Line of credit	3,100,000	2,800,000
Current portion of mortgage and term loans		303,557

Total current liabilities	3,509,647	10,688,706

Long Term Liabilities:
Mortgage and term loans, net of current portion	4,871,005	4,794,045
Deferred income taxes	48,019	48,019

Total long term liabilities	4,919,024	4,842,064

Total liabilities	8,428,671	15,530,770

Stockholders' Equity:

Additional paid-in capital	8,804,909	6,074,909
Retained Earnings	2,944,407	2,338,073
Dividend Paid	(2,60,500)	(1,67,000)

Total Stockholders' Equity	11,488,816	8,245,982
Total liabilities and stockholders' equity	$19,917,487	$23,776,752

(See accompanying notes to the financial statements)

PLH PRODUCTS INC.
INCOME STATEMENTS - UNAUDITED

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$6,982,163	$8,860,599	$23,942,141	$25,275,274
Cost of sales	5,493,083	6,892,799	18,653,707	19,872,967
Gross profit	1,489,080	1,967,800	5,288,434	5,402,307
Selling, general and administrative expenses	1,144,887	1,222,200	4,386,300	4,825,913
Income from operations	344,193	745,600	902,134	576,394
Other income (expense):	(434)	22,057	22,420	62,160
Interest expense	(101,079)	(78,080)	(266,392)	(247,078)
Other expense, net
Total other expense, net	(101,513)	(56,023)	(243,972)	(184,918)
Income before income tax provision	242,680	689,577	658,162	391,476
Property Tax, Etc.	(3,454)	82	(51,830)	(60,497)
Net income	$239,226	$689,659	$606,332	$330,979

(See accompanying notes to the financial statements)

PLH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	For the Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$606,332	$330,979

Adjustments to reconcile net income to net cash provided by operating

Depreciation expense - property, plant and equipment
Amortization expense - intangible assets
Deferred taxes

Accounts receivable	(281,394)	278,919
Account receivable - related parties	1,538,213	(429,073)
Inventories	(28,078)	71,731
Prepayment to vendor	486,741	88,964
Prepayment to vendor - related parties	2,258,577
Prepaid expenses and other current assets	(56,279)
Accounts payable	(1,170,461)	(854,637)
Accounts payable - related parties	(5,517,164)
Accrued expenses	(105,302)	21,867

Customer deposits	(307,476)

Net cash used in operating activities	(2,576,289)	(491,250)

Cash flows from investing activities:
Purchases of fixed assets	(42,574)	(2,250)

Net cash used in investing activities	(42,574)	(2,250)

Cash flows from financing activities:
Borrowings from line of credit, net	300,000	396,290
Borrowings from mortgage and term loans	(167,156)	(201,552)
Repayments on mortgage and term loans, net	(59,441)
Issuance of common stock	2,730,000	200,000
Repayments on additional loan from others, net	(75,100)
Dividend distribution	(93,500)	(83,500)

Net cash provided by (used in) financing activities	2,634,803	311,238

Net increase (decrease) in cash	15,940	(182,262)

Cash - beginning of year	204,163	27,150

Cash - end of year	$220,103	$(155,112)

Supplemental disclosure of cash flows information
Cash paid during the year for:
Interest	$266,392	$247,078
Income Taxes	$51,380	$ 60,497

Non-Cash investing activity:	$-	$-
Investment, netted against accounts payable - related parties

(See accompanying notes to the financial statements)

PLH PRODUCTS INC.
NOTES TO THE FINANCIAL STATEMENTS
For the Six Months Ended September 30, 2014 - UNAUDITED

Notes to Condensed Financial Statements
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed financial statements include the accounts of PLH Products, Inc. only (the US Company). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations and cash flows of the US Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the US Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The interim results reflected in the unaudited condensed financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.

2. Recent Accounting Developments

     In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted.

Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the planned method of adoption. While the Company is still evaluating the impact, it expects the accounting for its frequent flier program and certain ancillary fees to change.

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

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

As September 30, 2014 there were no outstanding warrants.

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

Note 6 - Note Payable to controlling shareholder

N/A

Note 7 - Income Taxes

The components of income tax (benefit) expense for each of the three months ended September 30, 2014 and 2013 are described above.

Note 8 - Equity

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001. Each share has one vote. As of September 30, 2014 the Company has 32,095,000 shares issued and outstanding compared to June 30, 2014 as additional 705,000 shares were issued to existing share holders.

Note 9 - Stock Warrants

As at September 30, 2014 and December 31, 2013 and, there is no outstanding balance of stock warrants.

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

(2) Executive Summary

     For the third quarter of 2014, we achieved a 3.4% operating margin, a decrease of 4.38% points compared to the prior year period. We generated pre-tax income of $242,680 and net income of $239,226 on operating revenues of $6.982 million. For the third quarter of 2013, we generated pre-tax income of $689,577 and net income of $689,495 on operating revenues of $8.861 million.

     For the nine months ended September 30, 2014, we achieved a 2.75% operating margin, an increase of 1.2 points compared to the prior year period. We generated pre-tax income of $658,162 and net income of $606,332 on operating revenues of $23.9 million.

     For the nine months ended September 30, 2013, we generated pre-tax income of $391,476 and net income of $330,979 on operating revenues of $25.27 million.

     Decrease in Sales during summer are usually lower than other seasons. In the third quarter of 2014, high level of inventory in Europe because of unusually warmer winter and spring in early 2014. The company is projecting that the sales will reach up to approximately $32MM by FYE 12/31/14, slightly less than $33MM sales in 2013 due to such condition in Europe.

(3) Operating Expenses

     Operating expenses decreased $439,613, or 10.0%, to $4.38 million for the third quarter of 2014 compared to $4.82 million for the third quarter of 2013, primarily due to tighter control and monitoring on the expenses and reducing numbers of unprofitable trade shows, which took great part of it.

It is anticipated that future expenditure levels will remain in line for the rest of 2014 until such time that the Company seeks to expand its market share, which it is anticipated that the Company’s expenses will increase significantly.

(4) Liquidity and Capital Resources

Since our inception our operations have been primarily financed through private sales of our equity credit facilities from financial institutions. We have devoted our resources to funding the sales and development of our products. We have not incurred any operating losses in most years since our inception and we expect to continue with that positive trend.

As of September 30, 2014, we had $220,103 of cash and cash equivalent, plus account receivables of $5,223,769 compared to December 31, 2013, we had $204,163 of cash and cash equivalents plus account receivables of $6,480,588. We believe that our existing capital resources, together with interest thereon, will be sufficient to continue meeting our projected operating requirements for at least the next 12 months, however, we will need to raise additional capital for expansion as demand for our products increases. Based on our expansion plan, we will need additional funds to meet the increase in operational needs and capital requirements for product development and commercialization. Our current credit facility may be sufficient, however, the cost is too high in order to maintain year after year profitability without be interrupted by the expansion plan.

The accompanying financial statements for the nine months ended September 30, 2014 and twelve months ended December 31, 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

(5) Critical Accounting Policies

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

     In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

     There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PLH PRODUCTS INC.

Dated: November 12, 2014	By:	/s/ WON YONG LEE
Won Yong Lee
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002