Form 10-K
period 2014-12-31
PLH Products, Inc.
filed 2015-04-21
CIK 1502630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from January 2, 2014 to December 31, 2014.

________________________

PLH PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

California	95-4386777
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6655 Knott Avenue, Buena Park, CA 92640
(Address of principal executive offices)

Registrant’s telephone number, including area code: (714) 739-6622

________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [  ]  No[X]

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
Yes [X]  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No[X]

     As of December 31, 2014, there were outstanding 32,095,000 shares of the registrant’s common stock, par value $0.0001, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by non-affiliates of the registrant as approximately $192,570,000.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties, such as statements regarding sales, gross profit margin, stock-based compensation, capital expenditures, amortization or effective tax rates at any future time or for any future period. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company’s products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital and credit markets; (ix) governmental and business conditions in countries where the Company’s products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in the Company’s plans, strategies, objectives, expectations or intentions; and (xiii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise. See “Item 1A — Risk Factors.”

PART I

Item 1. Business.

Background

PLH Products, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated pursuant to the laws of the State of California on September 2, 1992.

We are an infrared home sauna design, engineering, manufacturing and development company focusing upon premium sauna cabins. We design, develop and sell infrared home saunas. Our saunas are made with the highest quality Western Red Cedar wood and come equipped with several features including, but not limited to, LED color lights, floor heaters and back heaters.

In addition to infrared home saunas, we design, develop and sell wellness thermal therapy units. Our Lower Body Thermal Therapy unit is designed for the back and lower extremities. Our Foot Warmer is designed for feet. Our Knee Comforter is designed for knees, legs and feet.

We intend to increase the sales of our small wellness thermal therapy units by establishing Digital Health Center, a franchise in China, which will be a health maintenance facility for senior citizens and will be equipped with exercise equipment, infrared saunas and equipment which measures weight, height, blood pressure, pulse and blood sugar levels. Members and non-members may purchase equipment used in the Digital Health Center including, but not limited to, our wellness thermal therapy units for their personal use.

We import and export lumber including, but not limited to, British Columbia’s Western Red Cedar (“WRC”), Hemlock and Spruce Pine Fir.

In addition, we produce sauna accessories and various other products including, but not limited to, chairs, tables, and shelving which can be used as garden furniture or indoor furniture.

We are constantly researching and developing new models and products in order to fulfill changing market demands. We currently own several patents and are in the process of applying for other patents throughout the world. In addition, we own numerous trademarks in China, Europe, Korea and the United States.

Industry and Market Trends

The infrared sauna industry has experienced growth in recent years, in large part because of the spending habits of consumers, especially baby boomers, are increasingly moving toward health-enhancing products. An estimated 15,000 saunas are sold annually in the United States, and sales are growing by about 10% a year. According to the National Sauna & Pool Institute (NSPI), three key consumer trends are helping expand sauna sales: “Stress levels in this country are at an all-time high, baby boomers are looking for new ways to stay fit and active longer, and the strong economy has spurred a home improvement boom.”

Euromonitor International, for instance, predicts that the global health and wellness market will hit a record high of $1 trillion by 2017. This bodes well for sauna purchases. “In the next decade, as the baby boomers reach their peak spending, we’ll see unprecedented growth in the sauna industry – and in any industry that deals with personal satisfaction and life improvement,” states the NSPI.

Sauna trends also fall in line with major growth in the day spa industry, which has grown tremendously in the U.S. over the last 20 years. In 1990 there were 200 day spas in the US. Today there are nearly 20,000. The chart below further outlines the latest full-year data for this market nationally.

On a global level, the health spa market is expected to exceed $77 billion by 2015, according to research from Global Industry Analysts. Factors fuelling the market include “nutrition and health trends, and advances in science and medicine,” states Global Industry Analysts. “The increasingly fast pace of consumer lifestyles is leading to rising demand for relaxation services, including saunas, hammams and spas.”

1 Aqua Magazine. “Sauna Sales Bright.” June 2011. http://aquamagazine.com/content/post/Sauna-Sales-Bright.aspx
1 Euromonitor International. “Health & Wellness to grow by $27 Billion in 2013.” Jan. 10, 2013. http://www.nutraceuticalsworld.com/blog/marketwatch/2013-01-10/health-wellness-to-grow-by-27-billion-in-2013-key-research-highlights
1 ISPA. “U.S. Spa Industry - Fast Facts.” Obtained at: http://www.experienceispa.com/media/facts-stats/

Furthermore, Global Industry Analysts notes that, “The therapeutic benefits of saunas are gaining in recognition and attracting an increasing numbers of consumers. Saunas are popular not only for relaxation purposes but also as part of pain management treatments. Saunas in the U.S. and Australia are a popular feature in hotels and health clubs, while Asian customers visit sports centers and public bathhouses to use saunas. Single-gender saunas are popular in EU countries and are often places to socialize. Customers may also choose to have a sauna incorporated into their homes in the same way as hot tubs.”

Lumber

The lumber wholesaling market is $88 billion in the U.S. and has grown 3.4% annually since 2009. In Canada, the forest industry contributes C$19.8 billion to the nation’s economy, and it has the world’s largest net trade balance, with C$19.3 billion worth of products (2013) exported. Logging accounts for a full 20% of Canada’s forest products market. According to the Coast Forest Products Association, cedar accounts for 16% of British Columbia’s 1.1 billion board feet of annual production.

China wellness industry
China has a fast-growing health and wellness market that is expected to reach nearly $70 billion by 2020. According to a report from the Boston Consulting Group, “Chinese consumers are increasingly health conscious, buying a wide variety of products to treat common ailments, boost their energy, and strengthen their immune systems. The reasons for this growing trend are many: rising incomes, the stress effects of urbanization, an aging population, and the country’s ongoing issues with food safety and quality. More and more, consumers are self-medicating with health supplements and over-the-counter (OTC) health treatments—even buying brand names and higher-quality products that are more expensive.”

1 Global Industry Analysts. “Global Sauna, Hamman & Spa industry.” http://www.reportlinker.com/ci02151/Sauna-Hammam-and-Spa.html
1 IBISWorld. “Lumber Wholesaling in the U.S.” Sept. 2014. http://www.ibisworld.com/industry/default.aspx?indid=921
1 Statistics Canada. “Canada’s forest industry by the numbers.” http://www.nrcan.gc.ca/forests/industry/13311
1 Coast Forest Products Association. “Economic Impact: Lumber and logging.” http://www.coastforest.org/wp-content/uploads/2013/11/rf_cfpa_economic_impact_nov_2013.pdf
1 Boston Consulting Group. “Capturing a share of China’s consumer health market.” Feb. 25, 2014.
https://www.bcgperspectives.com/content/articles/center_consumer_customer_insight_globalization_insight_action _capturing_share_chinas_consumer_health_market/

Business, Sales and Marketing Strategy

As a primarily business-to-business company, marketing for PLH largely includes direct sales of its sauna and wood products directly to the distributors and industrial users. As noted, these are distributors and OEM partners for saunas, and for wood products, sauna manufacturers, door and window manufacturers, garden products manufacturers, garage door manufacturers, home builders, construction companies and interior decorators, etc.

For the U.S. market, sauna sales are made through PLH’s own retail sales forces, PLH’s dealers, and OEM partners. For the international market, sauna sales are mostly made through PLH’s distributors and OEM partners. These include:

Armstark Germany: The No. 1 spa and hot tub distributor in Germany
HM Products Ltd.: Exclusive Distributor of Health Mate Saunas in Belgium, Netherlands, Luxemburg
Healthria: Exclusive Distributor of Health Mate Saunas and other wellness thermal therapy units in Korea
Human Touch LLC, Long Beach, CA: Distributes through existing in-house sales network and also through large retail outlets such as Sharper Image and Relax the Back
High Tech Health International, Boulder, CO: PLH’s OEM partner in the U.S. that distributes its Thermal Life Sauna brand in the U.S., U.K and Australia through a network of health practitioners
Sharper Image, U.S.A.: OEM partner that distributes “Sharper Image” branded wellness thermal therapy units

PLH currently sells wood products and lumber to more than 50 companies in the U.S., Japan, Korea, Australia, New Zealand, Russia, Ukraine, Belgium, Netherlands, Taiwan and Indonesia. Here are some of the Company’s wood products and lumber buyers and their locations:

Weyerhaeuser Japan (MBKK Japan), Tokyo, Japan: Japanese branch of Weyerhaeuser, one of the world’s largest forest products company. It is considered the largest WRC importer and distributor in Japan

Fire and Flavor Grilling Company, Athens, GA: The largest culinary grilling planks and grilling paper company in the U.S. Distributes to Safeway, Whole Foods Markets, Ralph’s, Lowe’s, Bed, Bath & Beyond, and other large retailers. PLH became the exclusive supplier of grilling planks and grilling papers to Fire & Flavor in 2010

Helo Oy, Riihimaki, Finland: The world’s largest sauna and steam bath company. Helo has been purchasing WRC lumber panels from PLH since 2009
Ottolywood, Russia: Importer and distributor of premium lumber in Russia. Has been purchasing sauna grade WRC lumbers from PLH since 2006
Yamaha Piano, Japan : World famous piano manufacturer. Has been purchasing piano frame and back posts from PLH since 2005

The Company’s website, for example, will continue to be the public face for PLH and Health Mate Saunas, presenting a dynamic front for its operations. Publicity efforts will be kept to a minimum as well, only utilized when a favorable editorial presence is desired, and banner advertising on various sector and non-sector websites will occasionally be employed. The Company will also attend industry conventions and trade shows that target the general public as well as wholesale and major retail buyers.

For the Digital Health Centers in China, PLH will initially use advertising to announce the new health and wellness management facilities as sought-after wellness destinations to middle aged to senior citizens who are interested in health and well-being. Advertising will include online programs to direct consumers to our Digital Health Centers’ website, as well as select print, TV, and place-based media, such as signs/billboards in high-traffic areas near a Digital Health Center in China.

Public relations will also serve a critical role in the marketing plan; the intention is to gain media coverage to establish the Digital Health Centers brand among citizens in Northern China. All franchisees will be given extensive marketing materials to promote the stores and drive revenue growth. PLH, for example, has print catalogs of its products to show customers at the Centers as well as for online promotions.

Web Summary

PLH has an attractive and user-friendly site at PLHProducts.com that showcases the Company’s unique product offerings. The website features informational content such as company history, management, products, and contact information. The website is professionally designed and maintained, presenting customers with a trustworthy face for PLH. The site connects to Facebook and Twitter to promote a presence on social media, and it as excellent results for SEO (search engine optimization) when consumers seek out sauna and WRC products.

Products

PLH is a multifaceted business-development firm that is a leading manufacturer and distributor of in-home infrared saunas. Through years of industry experience, PLH has refined its business model to its present state, where it has an integrated vertical structure that includes direct sourcing of raw materials all the way to value-added finished products.

From the beginning, PLH has competed with the best products worldwide because of its ability to develop and design new products with beneficial and exciting features. PLH has never stopped working on developing new products. Currently, the Company is developing many innovative products, such as Lower Body Thermal Therapy units with Reclining Chair, Digital Health Sauna, Salt Rock Sauna, and the Aroma Oil Foot Warmer, etc. PLH also intends to continue to protect its intellectual properties by applying and registering its ideas and patents whenever possible.

Currently PLH has 3 design specialists and 4 electrical and hardware engineers who devote themselves to develop new and exciting products. PLH plans to double the size of both R&D personnel and its facility so that it can react much more quickly to new ideas and also to conduct more thorough inspections. Currently, besides costly inspection and verification from external agencies, PLH already conducts an in-house inspection and testing to ensure the highest quality products.

PLH products and services include:

Infrared Wellness Products
For more than 35 year, PLH has specialized in the industry’s highest-quality infrared saunas, sold to consumers around the world who desire their health benefits. Infrared saunas use radiant heat, unlike the indirect heat of traditional saunas, to deeply penetrate to body. Infrared heat penetrates the body’s tissues for a deep tissue sauna experience that promotes youthful energy, enhanced circulation, weight loss, and relaxation, among other benefits.

PLH’s solid-wood constructed full-body Health Mate saunas are sold by distributors throughout the U.S., Europe and Asia and also through PLH’s own distribution channels in the U.S. and China. PLH saunas are manufactured in China. Because of PLH’s vertical integration, costs are kept down and savings passed on to the customer. The knock-down saunas are marketed to the public as a plug-and-play product that is simple to install and has significant style and technology benefits compared to other brands.

To date, PLH’s primary product line has been its full-body infrared sauna cabins, Health Mate Saunas (patent and trademark). They are state-of-the-art full-body infrared saunas used in homes and businesses around the world. Each hand-crafted unit features quality components with safety certifications from the world’s leading certifying entities.

Health Mate Saunas can seat up to a maximum of six people, and are made from Western Red Cedar. The saunas have advanced features including, but not limited to: LED lights, Bluetooth audio systems, programmable dual side controllers, low back and foot heaters, and reclining lounge benches.

Health Mate Saunas feature UL®-Recognized Tecoloy® heaters by Backer, which is the highest quality heater in the market at this time. The heater consists of a warm core of compressed ceramic and is completely surrounded by a layer of Incoloy 800 alloy. Incoloy is produced with a range of super alloys and is strong enough for high temperatures and designed with corrosion resistance. It provides efficient heat and infrared energy to be very effective for the human body.

PLH’s newest product lines are smaller infrared sauna products that will be accessible by a wider range of consumers. PLH has a home sauna production capacity of 18,000 units per year, and its portable sauna (wellness thermal therapy unit) production capacity is 36,000 per year. The new line of wellness thermal therapy units, as illustrated below, include:

Lower body therapy
Knee comforter
Foot warmer

Lumber production
With a distinct emphasis on shop and clear-grade lumber, PLH supplies wood products and lumber to other sauna manufacturers, door and window manufacturers, industrial factories, lumber wholesale, and importers/distributors of building materials worldwide.

Western Red Cedar (WRC) is the primary product. WRC is prized for its beauty, versatility, and sustainability. It grows primarily in the Pacific Northwest, with British Columbia being the major producing region. WRC, in addition to a pleasant appearance and aroma, has a high natural resistance to decay and therefore is used extensively for outdoor construction such as posts, decking, shingles, and siding. It is also the best wood for use in the interior of saunas.

The Company’s decades of experience in the industry and extensive contacts in the lumber industry have given it a substantial edge in sourcing prime WRC for producing sauna-grade cedar lumber. The Company’s factory in China is dedicated to remanufacturing cedar panels for saunas and dimensional cedar lumber for wholesale. In addition to WRC, PLH is also engaged in worldwide import and export of British Columbia softwoods including Hemlock, Spruce-Pine-Fir (SPF), and other species.

All lumber production by PLH is environmentally responsible. PLH actively works toward the preservation and respect of natural resources and helps to contribute to the new growth of the earth’s forests. This helps ensure healthy forests for future generations. PLH follows the strict standards set forth by both the Forest Stewardship Council (FSC) and Programme for the Endorsement of Forest Certification (PEFC). These standards include stringent chain-of-custody regulations (COC) for the path taken by raw materials from a responsibly certified source through processing, manufacturing, and distribution until it is a final product ready for sale to the end consumer.

Regulation

PLH products are subject to federal, state and other governmental and quasi-governmental regulations that affect product development, design, testing, analysis, load rating, application, marketing, sales, exportation, installation and use. A substantial portion of PLH products have been evaluated and are recognized by governmental and product evaluation agencies.

Competition

PLH Products faces a variety of competition in all of the markets in which it participates. This competition ranges from subsidiaries of large national or international corporations to small regional manufacturers. While price is an important factor, PLH also competes on the basis of quality, breadth of product line, proprietary technology, technical support, availability of inventory, service (including custom design and manufacturing), field support and product innovation. As a result of differences in structural design and building practices and codes, PLH’s markets tend to differ by region. Within these regions, PLH competes with companies of varying size, several of which also distribute their products nationally or internationally. See “Item 1A — Risk Factors.”

Patents and Proprietary Rights

We currently own 23 patents, utility patents and design patents worldwide, and we have filed patent applications for an additional 30 patents. We hold patents in Canada, China, Korea and the U.S.

We have been granted the following patent – “Control Device for an Infrared Ray Sauna Facility” which is described as,

An infrared ray sauna facility includes a chamber into which a user can enter and sit. The chamber has a door to get into, and a seat for a user. A plurality of infrared ray generating units are installed on the inside wall of the chamber. A controller for controlling the infrared ray generating units is installed outside the chamber. The user controls the temperature inside the chamber or the operating time of the facility with the controller. …[W]hen the user wants to change the conditions inside the chamber, such as temperature, the user must open the door and come out of the chamber to access the controller. The user then goes into the chamber again. A disadvantage is that cold outside air flows into the chamber while the door is open, thereby dropping the temperature inside the chamber. It takes some time to return to the adequate temperature, especially when the ambient temperature is low. Also, electric power consumption is increased to compensate the lost heat, and the sauna effect that the user feels diminishes.” 1 “The present invention relates to a control device for a sauna facility. More particularly, the invention relates to an infrared ray sauna facility that can be conveniently controlled both from inside and outside of the facility by a user of the facility.” We have been granted the following patent – “Lower Body Sauna Device” which is described as an invention which relates to a sauna device and more specifically,

_____________________________________
1 United States Patent, Patent No.: US 6,965,097 B2, Date of Patent: December 15, 2005

… [this] invention relates to a sauna device that is adapted for bathing [the] lower half of the human body. In Asia and Europe, the practice of ‘Half Bath’ (immersing the lower half of body in hot or warm water) has been known or believed to have many health benefits. The core idea behind ‘Half Bath’ is to keep the lower half of body warm and the upper half of body cool. By doing so, circulation of blood is improved and excess toxins are purged out, thus promoting improvement in overall health condition. Even though many people realize and believe in the benefits of ‘Half Bath’, they find ‘Half Bath’ to be inconvenient in several ways. First, it is time consuming to wait for enough water to gather in your tub. Second, it is not economical as you continue to have to add hot water to maintain appropriate-water temperature.” “[This] invention provide[s] a lower body sauna device that includes a heat chamber that is adapted to enclose the lower body of a user, and a heater provided inside the heat chamber.” The advantage of the Lower Body Sauna Device is that the invention does not require heated water because the invention utilizes infrared heaters.

In addition, we own 38 trademarks in the following countries: Austria, Benelux, China, Estonia, France, Great Britain, Italy, Korea, Russia, Spain, Switzerland and the U.S.

Acquisitions and Expansion into New Markets

The Company’s growth potential depends, to some extent, on its ability to penetrate new markets, both domestically and internationally. See “Industry and Market Trends” and “Business Strategy.” Therefore, the Company may in the future pursue acquisitions of product lines or businesses. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonality and Cyclicality

PLH Products’ sales are seasonal and cyclical. Operating results vary from quarter to quarter and with economic cycles. PLH maintains high inventory levels and typically ship orders as we receive them, so we operate with little backlog. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Environmental, Health and Safety Matters

The Company is subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters. The Company believes that it has obtained all material licenses and permits required by environmental, health and safety laws and regulations in connection with the Company’s operations and that its policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. See “Item 1A — Risk Factors.”

Available Information

The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company makes available, free of charge, on its website at www.simpsonmfg.com, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, company governance guidelines and code of ethics and the charters of the Audit, the Compensation and Leadership Development, and the Governance and Nominating Committees of its Board of Directors. Printed copies of any of these materials will also be provided free of charge on request.

Item 1A. Risk Factors.

You should carefully consider the following risks before you decide to buy or hold shares of our common stock. If any of the following risks actually occurs, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

This and other public reports may contain forward-looking statements based on current expectations, assumptions, estimates and projections about us and our industry. Those forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements as a result of many factors, as more fully described below and elsewhere in our public reports. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Worldwide economic conditions and credit tightening materially and adversely affect our business. Our business has been materially and adversely affected by changes in regional, national or global economic conditions. Such changes have included or may include reduced consumer spending, reduced availability of capital, inflation, deflation, adverse changes in interest rates, reduced energy availability and increased energy costs, and government initiatives to manage economic conditions. Continuing instability in financial markets and the deterioration of other national and global economic conditions may have further material adverse effects on our operations, financial results or liquidity, including the following:

•	the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers;
•	financial instability of the financial institutions where we have our cash balances invested could result in loss of our principal balance;
•

one or more of the financial institutions that make available our revolving credit facility may become unable to fulfill their funding obligations, which could materially and adversely affect our liquidity;

•	it may become even more costly or difficult for us to obtain the agreed or additional financing or to refinance our existing credit facility; and
•	our assets may be impaired or subject to write down or write off.

Uncertainty about current global economic conditions may cause consumers of our products to postpone or refrain from spending in response to tighter credit, negative financial news, declines in income or asset values, or other adverse economic events or conditions, which could materially reduce demand for our products and materially and adversely affect our financial condition and operating results. Further deterioration of economic conditions would likely exacerbate these adverse effects, result in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

Failure to comply with industry regulations could result in reduced sales and increased costs.

The design, capacity and quality of most of our products and manufacturing processes are subject to numerous and extensive regulations and standards promulgated by governmental, quasi-governmental and industry organizations. These regulations and standards are highly technical, complex and subject to frequent revision. If our products or manufacturing processes fail to comply with any regulations or standards, we may not be able to manufacture and market our products profitably. Failure to comply with regulations and standards could therefore materially reduce our sales and increase our costs.

If we fail to compete effectively, our revenue and profit margins could decline.

We face a variety of competition in all of the markets in which we participate. Many of our competitors have greater financial and other resources than we do. In addition, other technologies may render our products obsolete or noncompetitive. Other companies may find our markets attractive and enter those markets. Competitive pricing, including price competition or the introduction of new products, has in the past and may in the future have material adverse effects on our revenues and profit margins.

Our ability to compete effectively depends to a significant extent on the specification or approval of our products by architects, engineers, building inspectors, building code officials and customers. If a significant segment of those communities were to decide that the design, materials, manufacturing, testing or quality control of our products is inferior to that of any of our competitors, our sales and profits would be materially reduced.

If we lose all or part of a large customer, our sales and profits would decline.

We have substantial sales to a few large customers. Loss of all or part of our sales to a large customer would have a material adverse effect on our revenues and profits. Our largest customer accounted for 9%, 10% and 10% of net sales for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 14 to the Company’s Consolidated Financial Statements. This customer may endeavor to replace our products in some or all markets, with lower-priced products supplied by others or may otherwise reduce its purchases of our products. We also might reduce our dependence on our largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, our sales to this customer would at least temporarily, and possibly longer cause a material reduction in our net sales, income from operations and net income. A reduction in or elimination of our sales to our largest customer, or another of our larger customers, would increase our relative dependence on our remaining large customers.

In addition, our customers include retailers and distributors. Retail and distribution businesses have consolidated over time, which could increase the material adverse effect of losing any of them.

Increases in prices of raw materials could negatively affect our sales and profits.

Our principal raw material is western cedar wood. The lumber industry is highly cyclical. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, material and labor costs, energy costs, foreign exchange rates, import duties and other trade restrictions, influence prices for our raw materials. Consolidation among domestic integrated cedar wood producers, changes in supply and demand in lumber markets, changes in foreign currency exchange rates and economic conditions, and other events have led to volatility in lumber costs. The western cedar wood market is heavily influenced by three major Canadian and United States manufacturers. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials, without materially and adversely affecting our sales and profits.

In recent years, however, we have increased our lumber purchases in an effort to mitigate the effects of rising lumber prices. In some years our sales have declined with the declines in the housing and financial markets. As a result, our inventory fluctuated substantially. Inventory fluctuation can materially and adversely affect our margins, cash flow and profits.

If we cannot protect our technology, we will not be able to compete effectively.

Our ability to compete effectively with other companies depends in part on our ability to maintain the proprietary nature of our technology, in part through patents. We might not be able to protect or rely on our patents. Patents might not issue pursuant to pending patent applications. Others might independently develop the same or similar technology, develop around the patented aspects of any of our products or proposed products, or otherwise obtain access to or circumvent our proprietary technology. We also rely on unpatented proprietary technology to maintain our competitive position. We might not be able to protect our know-how or other proprietary information. If we are unable to maintain the proprietary nature of our significant products, our sales and profits could be materially reduced.

In attempting to protect our proprietary information, we sometimes initiate lawsuits against competitors and others that we believe have infringed or are infringing our rights. In such an event, the defendant may assert counterclaims to complicate or delay the litigation or for other reasons. Litigation may be very costly and may result in adverse judgments that affect our sales and profits materially and adversely.

Our future growth may depend on our ability to penetrate new domestic and international markets, which could reduce our profitability.

International customs, standards, techniques and methods differ from those in the United States. Laws and regulations applicable in new markets may be unfamiliar to us. Compliance may be substantially more costly than we anticipate. As a result, we may need to redesign products, or invent or design new products, to compete effectively and profitably in new markets. We expect that we will need significant time, which may be years, to generate substantial sales or profits in new markets.

Other significant challenges to conducting business in foreign countries include, among other factors, local acceptance of our products, political instability, changes in import and export regulations, changes in tariff and freight rates, fluctuations in foreign exchange rates and currency controls. We might not be able to penetrate these markets and any market penetration that occurs might not be timely or profitable. If we do not penetrate these markets within a reasonable time, we will be unable to recoup part or all of the significant investments we will have made in attempting to do so.

We may decide to dispose of assets and incur material expenses in doing so.

We have terminated in the past and may terminate in the future product lines or businesses if we determine that the cost of operating them is not warranted by their expected profitability. In addition to employee severance, lease buy-outs and other shut-down costs, the net realizable value may be substantially less than our carrying cost of the assets of terminated operations, resulting in material costs and materially and adversely affecting our sales, assets, profitability and financial condition.

Seasons and business cycles affect our operating results.

Our sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been higher in the first and fourth quarters than in the second and third quarters of the year, as customers purchase materials in the early spring and winter months for the construction and manufacturing season. In addition, weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate installation of some of our products, significantly affect our results of operations. Political and economic events can also affect our sales and profitability.

We have little control over the timing of customer purchases. Sales that we anticipate in one quarter may occur in another quarter, affecting both quarters’ results. In addition, we incur significant expenses as we develop, produce and market our products in anticipation of future orders. We maintain high inventory levels and typically ship orders as we receive them, so we operate with little backlog. As a result, net sales in any quarter generally depend on orders booked and shipped in that quarter. A significant portion of our operating expenses is fixed. Planned expenditures are based primarily on sales forecasts. When sales do not meet our expectations, our operating results will be reduced for the relevant quarters, as we will have already incurred expenses based on those expectations.

Our principal markets are in the sauna and construction industry. That industry is subject to significant volatility due to economical and real estate market cycles, fluctuations in interest rates, the availability, or lack thereof, of credit to builders and developers, inflation rates, weather, and other factors and trends. None of these factors or trends is within our control. Declines in commercial and residential construction, such as housing starts, and remodeling projects have reduced, and in the future can be expected to reduce, the demand for our products. Negative economic or construction industry performance adversely affects our business. Declines in construction activity or demand for our products have materially and adversely affected, and could in the future materially and adversely affect, our sales and profitability.

Product liability claims and product recalls could harm our reputation, sales and financial condition.

We design and manufacture most of our standard products and expect to continue to do so, although we buy raw materials and some manufactured products from others. We have on occasion found flaws and deficiencies in the manufacturing, design or testing of our products. We also have on occasion found flaws and deficiencies in raw materials and finished goods produced by others. Some flaws and deficiencies have not been apparent until after the products were installed by customers.

Even if a flaw or deficiency is discovered before any damage or injury occurs, we may need to recall products, and we may be liable for any costs necessary to replace recalled products or retrofit the affected structures. Any such recall or retrofit could entail substantial costs and adversely affect our reputation, sales and financial condition. We do not carry insurance against recall costs or the adverse business effect of a recall, and our product liability insurance may not cover retrofit costs.

Claims resulting from a natural disaster might be made against us with regard to damage or destruction of structures incorporating our products. Any such claims, if asserted, could materially and adversely affect our business and financial condition.

Claims that we infringe intellectual property rights of others may materially increase our expenses and reduce our profits.

Other parties have in the past and may in the future claim that our products or processes infringe their patent rights and other intellectual property rights. We may incur substantial costs and liabilities in investigating, defending and resolving such claims, whether or not they are meritorious, which may materially reduce our profitability and materially and adversely affect our business and financial condition. Litigation can be disruptive to normal business operations and may result in adverse rulings or decisions. If any such infringement claim is asserted against us, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology, any of which could be costly and time-consuming. A ruling against us in an infringement lawsuit could include an injunction barring our production or sale of any infringing product. A damage award against us could include an award of royalties or lost profits and, if the court finds willful infringement, treble damages and attorneys’ fees.

Complying or failing to comply with environmental, health and safety laws and regulations could affect us materially and adversely.

We are subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. We are also subject to other federal and state laws and regulations regarding health and safety matters.

Our manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic. We also use complex and heavy machinery and equipment that can pose severe safety hazards, especially if not properly and carefully used. Some of our products also incorporate materials that are hazardous or toxic in some forms, such as zinc and lead used in some steel galvanizing processes, chemicals used in our acrylic and epoxy anchoring products, and chemicals used in our concrete repair, strengthening and protecting products.

If we do not obtain all material licenses and permits required by environmental, health and safety laws and regulations, we may be subject to regulatory action by governmental authorities. If our policies and procedures do not comply in all respects with existing environmental, health and safety laws and regulations, our activities might violate such laws and regulations. Even if our policies and procedures do comply, but our employees fail or neglect to follow them in all respects, we might incur similar liability. Relevant laws and regulations could change or new ones could be adopted that require us to obtain additional licenses and permits and cause us to incur substantial expense.

Any change in laws or regulations, any legal or regulatory violations, or any contamination, could materially and adversely affect our business and financial condition.

We depend on key management and technical personnel, the loss of whom could harm our business. We depend on our key management and technical personnel. The loss of one or more key employees could materially and adversely affect us.

Our success also depends on our ability to attract and retain highly qualified technical, marketing and management personnel necessary for the maintenance and expansion of our activities. We face strong competition for such personnel and may not be able to attract or retain such personnel. In addition, when we experience periods with little or no profits, a decrease in compensation based on our profits may make it difficult to attract and retain highly qualified personnel.

Any work stoppage or interruption by employees could materially and adversely affect our business and financial condition.

A work stoppage or interruption by a significant number of our employees could have a material and adverse effect on our sales and profitability.

International operations expose us to foreign exchange rate risk.

We have foreign exchange rate risk in our international operations and through purchases from foreign vendors. We do not currently hedge this risk. Changes in currency exchange rates could materially and adversely affect our sales and profitability.

Natural disasters could decrease our manufacturing capacity.

Our current manufacturing facilities are located in geographic regions that have not experienced major natural disasters, such as earthquakes, floods and hurricanes. However, heavy snow storm may occur in some winter times. Our disaster recovery plan is adequate or effective. We do not carry earthquake insurance. Other insurance that we carry is limited in the risks covered and the amount of coverage. Our insurance would be adequate to cover all of our resulting costs, business interruption and lost profits when a major natural disaster occurs. A natural disaster rendering one or more of our manufacturing facilities totally or partially unusable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.

Additional financing, if needed, to fund our working capital, growth or acquisitions may not be available on reasonable terms, or at all.

If our cash requirements for working capital or to fund our growth increase to a level that exceeds the amount of cash that we generate from operations, or if we should decide to make an acquisition that requires more cash than we have available internally and through our current credit arrangements, we will need to seek additional financing. In that event, we may need to enter into additional or new borrowing arrangements or consider equity financing.

Additional or new borrowings may not be available on reasonable terms, or at all. Our ability to raise money by issuing and selling shares of our common or preferred stock would depend on general market conditions and the demand for our stock. We may be unable to raise adequate capital on reasonable terms by selling stock. If we sell stock, our existing stockholders could experience substantial dilution. Our inability to secure additional financing could prevent the expansion of our business, internally and through acquisitions.

Any issuance of preferred stock may dilute your investment and reduce funds available for dividends.

Our Board of Directors is authorized by our Certificate of Incorporation to determine the terms of one or more series of preferred stock and to authorize the issuance of shares of any such series on such terms as our Board of Directors may approve. Any such issuance could be used to impede an acquisition of our business that our Board of Directors does not approve, further dilute the equity investments of holders of our common stock and reduce funds available for the payment of dividends to holders of our common stock.

Our stock price is likely to be volatile and could drop.

The trading price of our common stock could be subject to wide fluctuations in response to period-to-period variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the sauna and construction materials industries, relatively low trading volume in our common stock and other events or factors. In addition, the stock market is subject to extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of those companies. Securities market fluctuations may materially and adversely affect the market price of our common stock.

Future sales of common stock could adversely affect our stock price.

Our issuance of substantial amounts of our common stock could adversely affect the prevailing market price for our common stock. If a substantial number of shares were sold in the public market pursuant to Rule 144 or on exercise of options, the trading price of our common stock in the public market could be adversely affected.

We are subject to a number of significant risks that might cause our actual results to vary materially from our plans, targets or projections, including:

•	lack of market acceptance of new products;
•	failing to develop new products with significant market potential;
•	increased labor costs, including significant increases in worker’s compensation insurance premiums and health care benefits;
•	failing to increase, or even maintain, sales and profits;
•

failing to anticipate, appropriately invest in and effectively manage the human, information technology and logistical resources necessary to support the growth of our business, including managing the costs associated with such resources;

•	failing to integrate, leverage and generate expected rates of return on investments, including expansion of existing businesses and expansion through acquisitions;
•	failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund our growth; and
•	interruptions in service by common carriers that ship goods within our distribution channels.

If we change significantly the location, nature or extent of some of our manufacturing operations, we may reduce our net income.

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes:

•	maintaining records that in reasonable detail accurately and fairly reflect our transactions;
•	providing reasonable assurance that transactions are recorded as necessary for preparation of the consolidated financial statements;
•	providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and
•

providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis.

Because of the inherent limitations of internal control, our internal control over financial reporting might not detect or prevent misstatement of our consolidated financial statements. Our growth and entry into new, globally dispersed markets puts significant additional pressure on our system of internal control over financial reporting. Failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Failure of our accounting systems could harm our business and financial results.

We have implemented a commercially available SBT third-party accounting software system, initially focused on replacing our internally developed general ledger and purchasing and payables systems, for use in our operations in the United States, Europe and Asia. Any errors or defects in, or unavailability of, third-party software or our implementation of the systems, could result in errors in our financial statements, which could materially and adversely affect our business. If we continue to use our other internally developed accounting systems and they are not able to accommodate our future business needs, or if we find that they or any new systems we may implement contain errors or defects, our business and financial condition could be materially and adversely affected.

Our international operations may be materially and adversely affected by factors beyond our control.

Economic, social and political conditions, laws, practices and customs vary widely among the countries where we produce or sell our products. Our operations outside of the United States are subject to a number of risks and potential costs, including, for example, lower profit margins, less protection of intellectual property and economic, political and social uncertainty in some countries. Our sales and profits depend, in part, on our ability to develop and implement policies and strategies that effectively anticipate and manage these and other risks in the countries where we do business. These and other risks may materially and adversely affect our operations in any particular country and our business as a whole. Inflation in emerging markets also makes our products more expensive there and increases the market and credit risks to which we are exposed.

Failure to comply with export, import, and sanctions laws and regulations could affect us materially and adversely.

We are subject to a number of export, import and economic sanction regulations, including the International Traffic in Arms Regulations (the “ITAR”), the Export Administration Regulations (the “EAR”) and U.S. sanction regulations administered by the U.S. Department of Treasury, Office of Foreign Assets (“OFAC”). Foreign governments where we have operations also implement export, import and sanction laws and regulations.

If we do not obtain all necessary import and export licenses required by applicable export and import regulations, including the ITAR and the EAR, we may be subject to fines, penalties and other regulatory action by governmental authorities, including, among other things, having our export or import privileges suspended. If we conduct business with any countries, entities or individuals sanctioned by OFAC or any equivalent foreign regulation or law, or otherwise fail to comply in any manner with applicable sanction regulations or laws, we may be subject to fines, penalties and other regulatory action. Even if our policies and procedures for exports, imports and sanction regulations comply, but our employees fail or neglect to follow them in all respects, we might incur similar liability.

Any change in applicable export, import or sanction laws or regulations or any legal or regulatory violations could materially and adversely affect our business and financial condition.

If we fail to keep pace with advances in our industry or fail to persuade customers to adopt new products we introduce, customers may not buy our products, which would adversely affect our sales and profits.

Constant development of new technologies and techniques, frequent new product introductions and strong price competition characterize the construction industry. The first company to introduce a new product or technique to the market gains a competitive advantage. Our future growth depends, in part, on our ability to develop products that are more effective or safer or incorporate emerging technologies better than our competitors’ products. Sales of our existing products may decline rapidly if a competitor were to introduce superior products, or even if we announce a new product of our own. If we fail to make sufficient investments in research and development or if we focus on technologies that do not lead to better products, our current and planned products could be surpassed by more effective or advanced products. If we fail to manufacture our products economically and market them successfully, our sales and profits would be materially and adversely affected.

Changes in accounting standards could materially and adversely affect our financial results.

The accounting rules applicable to public companies are subject to frequent revision. Future changes in accounting standards, guidance and interpretations could require us to change the way we measure revenue, expense or balance sheet amounts, which could result in material and adverse change to our reported results of operations or financial condition.

Climate change could materially and adversely affect our business.

Scientific reports indicate that, as a result of human activity:

•	temperatures around the world have been increasing and are likely to continue to increase, as a result of increasing atmospheric concentrations of carbon dioxide and other carbon compounds,
•	the frequency and severity of storms and flooding are likely to increase,
•	severe weather is likely to occur in places where the climate has historically been more mild, and
•	average sea levels have risen and are likely to continue to rise, threatening worldwide coastal development.

We cannot predict the effects that these phenomena may have on our business. They might, for example:

•	depress or reverse economic development,
•	reduce the demand for construction,
•	increase the cost and reduce the availability of fresh water,
•	destroy forests, increasing the cost and reducing the availability of wood products used in construction,
•	increase the cost and reduce the availability of raw materials and energy,
•	increase the cost of capital,
•	increase the cost and reduce the availability of insurance covering damage from natural disasters,
•	lead to claims regarding the content or adequacy of our public disclosures, and

•	lead to new laws and regulations that increase our expenses and reduce our sales.

Any of these consequences, and other consequences of climate change that we do not foresee, could materially and adversely affect our sales, profits and financial condition.

We are subject to U.S. and international tax laws that could affect our financial results.

We conduct international operations through our subsidiaries. Tax laws affecting international operations are complex and subject to change. Our income tax liabilities in the different countries where we operate depend in part on internal settlement prices and administrative charges among us and our subsidiaries. These arrangements require us to make judgments with which tax authorities may disagree. Tax authorities may impose additional tariffs, duties, taxes, penalties and interest on us. For example, we manufacture steel products in foreign countries for importation into the U.S. and other countries, and government agencies may impose substantial prospective or retroactive tariffs on such products. Transactions that we have arranged in light of current tax rules could have material and adverse consequences if tax rules change, and changes in tax rules or imposition of any new or increased tariffs, duties and taxes could materially and adversely affect our sales, profits and financial condition.

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We depend on information technology networks and systems, including the internet, to process, transmit and store electronic information. We depend on our information technology infrastructure for electronic communications among our locations around the world and between our personnel and our subsidiaries, customers and suppliers. Security breaches of this infrastructure could create system disruptions, shutdowns or unauthorized disclosure of confidential information. Security breaches could disrupt our operations, and we could suffer financial damage or loss because of lost or misappropriated information.

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties.

The Company owns its home office in Buena Park, California, and its principal China manufacturing facilities in Yantai. As of December 31, 2014, the Company’s owned facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	1	42		42

Asia/Pacific	4	341		341

Total	4	383		383

The Company’s properties are constructed primarily of steel, brick or concrete and, in management’s opinion, are maintained in good operating condition. The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be adequate for its operations as currently conducted and as planned through 2015. The manufacturing facilities currently are being operated with one full shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock will be listed on the OTC Market ( “OTC”) under the symbol “PLHI.”

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the two years ended December 31, 2013, 2014 (presented in thousands, except per share amounts), derived from the Consolidated Financial Statements of the Company. The presentation of the information in the tables below complies with the accounting pronouncements, but is not necessarily comparable with prior years. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Consolidated Financial Statements
As of and for the years ended December 31, 2014 and 2013
with Independent Auditors' Report

3230 Fallow Drive
Diamond Bar, CA 91765
Tel: +1 (909) 839-0188
Fax: +1 (909) 839-1128
www.secpa.us

Independent Auditors’ Report

To the Board of Directors and Stockholder
PLH Products, Inc.
Buena Park, California

We have audited the accompanying consolidated balance sheets of PLH Products, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the results of its consolidated operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Diamond Bar, California
April 4, 2015

3

December 31,	2014	2013

ASSETS

Current Assets:
Cash and cash equivalents	$358,271	$1,401,852
Accounts receivable, net of allowance for doubtful accounts of $0	4,564,078	7,601,998
Inventories, net	22,507,192	21,579,321
Prepayment to vendor	681,471	787,155
Prepaid expenses and other current assets	507,665	485,989
Total current assets	28,618,677	31,856,315

Non-current Assets:
Property, plant and equipment, net	8,747,275	9,465,856
Intangible assets, net	1,142,279	1,218,649
Other assets	124,275	124,515
Total non-current assets	10,013,829	10,809,020

Total assets	$38,632,506	$42,665,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,760,027	$10,920,928
Bank overdraft	421,172	-
Dividends payable	-	46,752
Advance from customers	885,171	1,758,420
Accrued expenses	446,091	411,300
Short-term borrowings	6,641,944	7,836,785
Line of credit	3,250,000	2,800,000
Current portion of capital lease obligation	32,945	-
Current portion of mortgage and term loans	306,099	303,557
Other current liabilities	864,338	1,217,375
Total current liabilities	17,607,787	25,295,117
Capital lease obligation, net of current portion	39,821	-
Mortgage and term loans, net of current portion	4,487,655	4,794,045
FIN 48 provision	240,000	240,000
Deferred income taxes	43,608	48,019

Total liabilities	22,418,871	30,377,181

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized, 32,095,000 shares issued and outstanding in 2014 and 4,672,409 shares issued and outstanding in 2013	3,210	467
Additional paid-in capital	9,151,699	6,074,442
Retained earnings	3,850,758	3,183,309
Accumulated other comprehensive income	3,207,968	3,029,936

Total stockholders' equity	16,213,635	12,288,154

Total liabilities and stockholders’ equity	$38,632,506	$42,665,335

See accompanying notes to financial statements.

Years Ended December 31,	2,014	2,013

Net sales	$38,552,076	$37,777,887

Cost of sales	28,866,046	27,414,671

Gross profit	9,686,030	10,363,216

Selling, general and administrative expenses	7,810,804	8,620,144

Income from operations	1,875,226	1,743,072

Other income (expense):
Interest expense	(821,637)	(935,580)
Gain (loss) from foreign currency transactions, net	(52,328)	112,721
Other income (expense), net	129,908	(80,411)
Total other expense, net	(744,057)	(903,270)

Income before income tax provision	1,131,169	839,802

Income tax provision	323,469	279,868

Net income	$807,700	$559,934

Comprehensive Income Statement:
Net income	807,700	559,934
Foreign currency translation adjustment	178,032	312,153

Comprehensive income	$985,732	$872,087

Earnings per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Weighted average number of common shares outstanding:
Basic	30,392,931	24,467,659
Diluted	30,392,931	24,467,659

See accompanying notes to consolidated financial statements.

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2013	4,622,409	$462	$5,832,447	$2,800,375	$2,717,783	$11,351,067

Issuance of common stock	50,000	5	241,995	-	-	242,000

Foreign currency translation	-	-	-	-	312,153	312,153

Dividend	-	-	-	(177,000)	-	(177,000)

Net Income	-	-	-	559,934	-	559,934

Balance, December 31, 2013	4,672,409	467	6,074,442	3,183,309	3,029,936	12,288,154

Foreign currency translation	-	-	-	-	178,032	178,032

Reverse stock split	24,217,591	(467)	467	-	-	-

Issuance of common stocks	3,205,000	3,210	3,076,790	-		3,080,000

Dividend	-	-	-	(140,251)	-	(140,251)

Net income	-	-	-	807,700	-	807,700

Balance - December 31, 2014	32,095,000	$3,210	$9,151,699	$3,850,758	$3,207,968	$16,213,635

See accompanying notes to consolidated financial statements.

Years Ended December 31,	2,014	2,013

Cash flows from operating activities:
Net income	$807,700	$559,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense - property, plant, and equipment	744,123	716,419
Amortization expense - intangible assets	67,934	44,269
Loss on disposal of property and equipment	41,667	8,875
Deferred income taxes	(4,411)	(5,477)
Changes in assets and liabilities:
Accounts receivable	3,037,920	(1,459,254)
Inventories	(1,307,583)	(848,489)
Prepayment to vendor	105,684	(2,847,814)
Prepaid expenses and other current assets	2,117	(49,073)
Deposits and other assets	50,844	71,590
Accounts payable	(5,609,633)	4,193,118
Accrued expenses and other liabilities	(309,179)	(207,465)
Advance from customers	(865,406)	455,417
Net cash provided by (used in) operating activities	(3,238,223)	632,050

Cash flows from investing activities:
Loan receivable	(26,126)	-
Purchases of property and equipment	(92,503)	(133,927)
Net cash provided by (used in) investing activities	(118,629)	(133,927)

Cash flows from financing activities:
Borrowings under line of credit, net	450,000	1,550,000
Borrowings under (repayments on) short-term borrowings, net	(1,137,910)	(1,558,844)
Repayments on mortgage and term loans, net	(303,848)	(236,315)
Issuance of common stock	3,080,000	242,000
Dividend distribution	(187,001)	(177,000)
Bank overdraft	421,172	-
Net cash provided by (used in) financing activities	2,322,413	(180,159)

Effect of exchange rate changes on cash	(9,142)	(50,708)

Net increase (decrease) in cash	(1,043,581)	267,256

Cash and cash equivalents – beginning of year	1,401,852	1,134,596

Cash and cash equivalents – end of year	$358,271	$1,401,852

Supplemental disclosures of cash flow information
Cash paid during the years for:
Interest	$902,038	$935,580
Income taxes	$133,960	$284,507

See accompanying notes to consolidated financial statements.

1.	PRESENTATION AND NATURE OF OPERATIONS

PLH Products, Inc. and Subsidiaries, established and incorporated on September 2, 1992, a California corporation (collectively the “Company”), manufactures and distributes saunas. The Company’s corporate office is located in Buena Park, California. The Company has manufacturing facilities located in China. The Company sells a full range of saunas under brand names, Health Mate, Sun Spirit, Healspa, Aroma Steam, and Fin Heaven to distributors, retailers, and end-users.

The Company has two wholly owned subsidiaries as follows:

•	Pacific Cedar Supply, Ltd. (Yantai, China) – Provides designing and manufacturing of Infra-Red Home Saunas; and
•	Pacific Cedar Supply, Inc. (Yantai, China) – Provides designing and manufacturing of specialty wood of Western Canadian Red Cedar and other wood type products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) (issued FASB Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105-10 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

Basis of Presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, which is based on the accrual method of accounting.

The consolidated financial statements include the accounts of wholly owned subsidiaries. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Reverse Merger

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reverse Merger (continued)

The acquisition was accounted for as a “reverse merger” and recapitalization since the stockholder of PLH Products, Inc. and Subsidiaries owned all of the outstanding shares of the common stock immediately following the completion of the transaction, the stockholders of PLH Products, Inc. and Subsidiaries have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and PLH Products, Inc. and Subsidiaries’ senior management will dominate the management of the combined entity immediately following the completion of the transaction in accordance with the provision of ASC 805, “Business Combinations”. Accordingly, PLH Products, Inc. and Subsidiaries will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of PLH Products, Inc. and Subsidiaries. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of PLH Products, Inc. and Subsidiaries and are recorded at the historical cost basis of PLH Products, Inc. and Subsidiaries. Dardanos’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of PLH Products, Inc. and Subsidiaries after consummation of the acquisition.

As a result of reverser merger, the Company issued additional shares due to stock split to existing shareholders. As a result of stock split, the Company retrospectively restated previous period as an equivalent charge.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Customer payments received prior to the recognition of revenue are recorded as advance from customers.

Advertising Expense

Costs associated with advertising and promotions are expensed as incurred. Advertising and promotion expense amounted to $22,060 and $48,796 for the years ended December 31, 2014 and 2013, respectively.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All outbound shipping and handling costs are included in selling, general, and administrative expenses. The Company incurred $735,952 and $894,139 of outbound shipping and handling costs for the years ended December 31, 2014 and 2013, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts based on a combination of write-off history, aging analysis, and any specific known troubled accounts. Trade receivables are written off when deemed uncollectible.

Inventories

Inventories include finished goods, work-in-process, and raw materials and are stated at the lower of cost or market, cost being determined on the weighted average costing method which approximates actual cost. The Company maintains an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Building	39 years
Furniture and fixtures	5-8 years
Machinery and equipment	4-5 years
Vehicles	4-5 years

Leasehold improvements are amortized over the lesser of the useful lives of the improvements, the related lease term, or the life of the building.

Intangible Assets

Intangible assets are recorded at cost and are amortized over their useful lives as follows:

Land usage rights	50 years
Trademark usage rights	10 years
Software licenses	4-10 years

Warranties

We provide a warranty for one year which is covered by our vendors and manufacturers under purchase agreements between the Company and the vendors. In general, these products are shipped directly from our vendors to our customers. As a result, we believe we do not have any net warranty exposure and do not accrue any warranty expenses. Historically, the Company has not experienced any material net warranty expenditures.

Foreign Currency Translation

The Company translates the assets and liabilities of its non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect at the end of the reporting period. Revenues and expenses are translated at average current rates during the reporting period. Translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk and Risk Factors

The Company maintains its cash and cash equivalents with various major financial institutions. At times, cash and cash equivalents may be in excess of federally insured limits. The Company maintains two cash accounts located in Southern California. All funds in a non-interest bearing transaction account are insured in full by the Federal Deposit Insurance Corporation (FDIC) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules. Beginning January 01, 2013, the Federal Deposit Insurance Corporation (FDIC) will no longer provide unlimited deposit coverage to funds in a non-interest bearing transaction account. The standard insurance amount is $250,000 per deposits under the FDIC's general deposit insurance rules. At December 31, 2014 and 2013, the Company did not have uninsured cash balance.

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable related credit risk exposure beyond such allowance is limited.

The Company does not have any concentrations of customers or vendors as of the year end. The Company provides credit to customers in the normal course of business. Collateral is not required for trade receivables, but evaluations of customer’s credit and financial conditions are performed periodically. The Company has not experienced any significant bad debt expense from customers.

Fair Value of Financial Instruments

The fair values of the Company’s trade accounts receivable, income taxes receivable/payable, accounts payable, accrued expenses and other current liabilities approximate their carrying values due to the relatively short maturities of these instruments. The carrying value of the Company’s short and long term debt approximates fair value based on management’s best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

Impairment of Long-Lived Assets

The Company, in accordance with ASC 360, Property, Plant, and Equipment, reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the years ended December 31, 2014 and 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted ASC 740-10-25 on January 1, 2009, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognized $240,000 of additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25 which resulted in a retained earnings adjustment as of beginning of the year for the years ended December 31, 2014 and 2013.

Segment Reporting

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. Accordingly, the Company has one reportable segment, consisting of the sauna and wood related businesses.

The Company generates revenues from four geographic areas, consisting of the United States, Europe, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

December 31,	2014	2013

Net sales:
United States	$21,198,125	$19,228,056
Europe	8,686,216	11,280,129
Asia	8,667,735	7,269,702

Total net sales	$38,552,076	$37,777,887

Long-lived assets, net:
United States	$2,957,593	$3,028,774
Europe	-	-
Asia	7,056,236	7,780,245

Total long-lived assets, net	$10,013,829	$10,809,019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

In March 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance requires a reporting entity that ceases to have a controlling financial interest in a business with a foreign entity, other than a sale of in substance real estate or conveyance of oil and gas mineral rights, to release any related cumulative translation adjustment into net income. The guidance is effective for fiscal years beginning after December 15, 2013. The Company adopted this guidance effective January 1, 2014, and it did not have a significant impact on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures for discontinued operations with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The amendments also require an entity to disclose the pretax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting. The guidance is effective for disposals (or classifications as held for sale) occurring in fiscal years beginning after December 15, 2014 and should be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The guidance is effective for fiscal years beginning after December 15, 2016 and is to be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in ASC Topic 718, Compensation-Stock Compensation, as it relates to such awards. The guidance is effective for fiscal years beginning after December 15, 2015, and may be applied either prospectively or retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

3.	INVENTORIES

Inventories consisted of the following:

December 31,	2014	2013

Raw materials	$8,180,938	$9,490,297
Work-in-progress	7,186,242	5,050,926
Finished goods	7,140,012	7,038,098

Total inventories	$22,507,192	$21,579,321

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

December 31,	2014	2013

Land	$1,777,116	$1,777,116
Building	8,197,271	8,282,939
Furniture and fixtures	184,630	152,840
Machinery and equipment	4,453,992	4,393,873
Vehicles	1,361,358	1,675,173
Leasehold improvements	61,142	60,742

Total property, plant and equipment	16,035,509	16,342,683
Less – accumulated depreciation and amortization	(7,288,234)	(6,876,828)

Total property, plant and equipment, net	$8,747,275	$9,465,855

Depreciation and amortization expense on property, plant, and equipment amounted to approximately $744,123 and $716,419 for the years ended December 31, 2014 and 2013, respectively.

5.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

December 31,	2014	2013

Land use rights	$1,280,384	$1,289,844
Trademark usage rights	303,456	304,432
Software license	48,556	37,034

Total intangible assets	1,632,396	1,631,310
Less – accumulated amortization	(490,117)	(412,661)

Intangible assets, net	$1,142,279	$1,218,649

5.	INTANGIBLE ASSETS (continued)

For the years ended December 31, 2014 and 2013, amortization expense was $67,934 and $44,269, respectively. Estimated future intangible amortization as of December 31, 2014 for each of the next five years is as follows:

Years ending December 31,	Amount
2015	$78,704
2016	43,306
2017	31,210
2018	31,210
2019	31,210
Thereafter	926,639

Total	$1,142,279

6.	Capital Lease Obligation

The Company leases certain equipment under capital leases, which require total monthly lease payments of approximately $2,800. The leases have interest rates of approximately 11.0% and expire on various dates through January 2019. The aggregate future payments under the capital lease obligations are as follows:

Years ending December 31,	Amount
2015	$32,945
2016	32,945
2017	8,908
2018	8,908
2019	1,838
Total	85,544
Less – portion representing interest	(12,778)
Total	72,766
Less – non-current portion	(39,821)

Current portion of capital lease obligation	$32,945

7.	LINE OF CREDIT

The Company retains a revolving line of credit with a financial institution. The Company renewed its revolving line of credit with a financial institution on November 21, 2014. The line of credit has a maximum outstanding aggregate loan balance not to exceed $3,250,000 in 2014. At December 31, 2014, the line of credit provides for variable interest based on the bank’s prime rate plus 0.75% (4.00% at December 31, 2014), payable monthly, with a maturity date of December 1, 2015. Borrowings under the line of credit are collateralized by the Company’s inventories and equipment. The Company had unused line of credit of $0 and outstanding balance of $3,250,000. The Company did not have any standby letters of credit as of December 31, 2014. Total interest expense was $110,091 for the year ended December 31, 2014.

7.	LINE OF CREDIT (continued)

At December 31, 2013, the renewed line of credit has a maximum outstanding aggregate loan balance not to exceed $3,250,000. The line of credit provides for variable interest based on the bank’s prime rate plus 0.75% or a floor of 4.00% (4.00% at December 31, 2013), payable monthly, with a maturity date of November 21, 2014. Borrowings under the line of credit are collateralized by the Company's inventories and equipment. At December 31, 2013, the Company had unused line of credit of $450,000 and an outstanding balance of $2,800,000. Total interest expense was $63,708 for the year ended December 31, 2013.

The Company is required to comply with certain financial covenants under the line of credit agreement. The Company was in compliance as of December 31, 2014 and 2013.

8.	SHORT-TERM BORROWINGS

December 31,	2014	2013

The short-term loan agreement is renewed annually each October 31st of the year. Monthly interest only payable to a bank with unpaid interest and principal payable at a maturity date of October 30, 2015, secured by building and land use right of Pacific Cedar Supplies, Ltd., interest rate at 115% of bench mark rate of 5 years and above (7.07% and 7.53% at December 31, 2014 and 2013).	$3,730,328	$3,921,491

The short-term loan agreement is renewed annually each July 26th of the year. Monthly interest only payable to a bank with maturity date of July 25, 2015, secured by cash balance of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 5.0% (5.24% and 5.25% at December 31, 2014 and 2013, respectively).	-	748,090

The short-term loan agreement is renewed annually each May 31st of the year. Monthly interest only payable to a bank with maturity date of May 30, 2015, secured by substantially all of the assets of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 5.7% (5.94% and 5.746% and at December 31, 2014 and 2013, respectively).	626,046	698,217

The short-term loan agreement is renewed annually each August 12th of the year with an upper limit amount to $2,000,000 with maturity date of August 8, 2015, secured by trade accounts receivable of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 6.0% (6.24% and 6.25% and at December 31, 2014 and 2013, respectively).	894,353	997,453

The short-term loan agreement is renewed annually each November 29th of the year with an upper limit amount to $1,400,000 with maturity date of November 28, 2015, secured by substantially all of the assets of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 5.5% (5.74% and 5.5% and at December 31, 2014 and 2013, respectively).	1,391,217	1,396,434

Non-interest bearing borrowings due on demand	-	75,100

Total short-term borrowings	$6,641,944	$7,836,785

Total interest expense under short-term borrowings was $453,186 and $602,932 for the years ended December 31, 2014 and 2013, respectively.

9.	MORTGAGE AND TERM LOANS

Mortgage and term loans consisted of the following:

December 31,	2014	2013

Note payable on a monthly basis (principal and interest) to a bank under a mortgage loan agreement dated November 21, 2013 with maturity date of November 21, 2020, secured by the Company’s building and land, interest rate at bank’s prime rate plus 0.75% or a floor of 4.00 (4.00% and 4.00% at December 31, 2014 and 2013, respectively).	$3,268,725	$3,348,505

The term loan agreement mentioned above was refinanced on November 21, 2013. Under the refinanced term loan agreement, note payable on a monthly basis (principal and interest) to a bank with maturity date of November 21, 2020, secured by substantially all of the assets of the Company, interest rate at bank’s prime rate plus 0.75% or a floor of 4.00 (4.00% and 4.00% at December 31, 2014 and 2013, respectively).	1,525,029	1,749,097

Total mortgage and term loans	4,793,754	5,097,602
Less – long term portion	(4,487,655)	(4,794,045)

Current portion of mortgage and term loans	$306,099	$303,557

Total interest expense under mortgage and term loans was $201,133 and $268,941 for the years ended December 31, 2014 and 2013, respectively. The aggregate future payments under the bank loan payable are as follows:

Years ending December 31,	Amount

2015	$306,099
2016	328,652
2017	342,739
2018	356,900
2019	371,647
Thereafter	3,087,717

Total	$4,793,754

The Company is required to comply with certain financial covenants under the mortgage and term loan agreements. The Company was in compliance as of December 31, 2014 and 2013.

10.	INCOME TAX

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 consisted of the following:

December 31,	2014	2013
Current:
Federal	$191,137	$138,427
State	58,249	41,284
Foreign	78,494	105,634
Total	327,880	285,345

Deferred:
Federal	(3,501)	(4,347)
State	(910)	(1,130)
Total	(4,411)	(5,477)

Provision for income taxes	$323,469	$279,868

The Company’s deferred income tax (liability) asset consisted of the following:

December 31,	2014	2013
Current deferred income tax (liabilities) assets:
Depreciation and amortization	$(43,608)	$(48,019)
Total	$(43,608)	$(48,019)

On January 1, 2009, the Company adopted the provision of ASC 740 related to accounting for uncertain tax positions. It requires that the Company recognize the impact of a tax position in the Company’s financial statement if the position is more likely than not of being sustained upon examination on the technical merits of the position. The adoption of this new accounting policy resulted in a retained earnings adjustment of $240,000 as of beginning of the year.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has not recognized any interest on the unrecognized tax benefits as they are immaterial. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

Tax years 2010 and year thereafter are open for tax examination by federal and years 2009 and thereafter are open for state.

11.	COMMITMENT AND CONTINGENCIES

The Company leases certain automobiles under operating leases. The future minimum lease payments under these operating leases are as follows as follows:

Years ending December 31,	Amount
2015	$4,150
Total	$4,150

The Company is subject to various legal proceedings from time to time as part of its business. As of December 31, 2013, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

12.	RETIREMENT PLAN

The Company has a 401(k) defined contribution retirement benefit plan for the U.S. employees. Contributions by the Company to the retirement plan and expense recognized for the years ended December 31, 2014 and 2013 was $32,880 and $34,805, respectively.

13.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014 up through the date the financial statements were issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the year ended December 31, 2014.

•	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes related thereto.

Forward-Looking Statements

Statements in this Management’s Discussion and Analysis or Plan of Operations section which discuss future expectations and plans, which are to be considered forward-looking statements as defined by Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934, as amended. Sentences which incorporate words such as “believes,” “intends,” “expects,” “predicts,” “may,” “will,” “should,” “contemplates,” “anticipates,” or similar statements are based upon our beliefs and expectations using the most current information available to us. In view of the fact that our discussions in this Management’s Discussion and Analysis or Plan of Operations section are based upon our estimates and beliefs concerning circumstances and events which have not yet occurred, the anticipated results are subject to changes and variations as future operations and events actually occur and could differ materially from those discussed in the forward-looking statements. Moreover, although we reasonably expect, to the best of our knowledge and belief, that the results to be achieved by us will be as set forth in the following discussion, the following discussion is not a guarantee and there can be no assurance that any of the potential results which are described will occur. Furthermore, there will usually be differences between the forecasted and actual results because events and circumstances frequently do not occur as expected, and the differences may be material. These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, competition. Therefore all investors should consult their respective counsel and advisors with respect to an understanding of our Company and its products.

For the year ended December 31, 2014, we achieved a 2.93 % operating margin, an increase of 0.71% compared to the prior year. We generated pre-tax income of $1,131,169 and net income of $807,700 on operating revenues of $38.5 million. For the year ended December 31, 2013, we generated pre-tax income of $839,802 and net income of $559,934 on operating revenues of $37.7 million.

Operating Expenses

Operating expenses decreased $809,340, or approximately 10.4%, to $7.81 million for the year ended December 31, 2014 compared to $8.62 million for the year ended December 31, 2013 primarily due to tighter control and monitoring on the expenses and reducing the number of unprofitable trade shows.

Upon the Company expanding its market share, it is anticipated that the Company’s expenses will increase significantly.

Liquidity and Capital Resources

Since our inception our operations have been primarily financed through private sales of our equity credit facilities from financial institutions. We have devoted our resources to funding the sales and development of our products. We have not incurred any operating losses in most years since our inception and we expect to continue with that positive trend.

As of December 31, 2014, we had $358,271 of cash and cash equivalents, plus account receivables of $4,564,078 and $4,760,027 of accounts payable compared to December 31, 2013, in which we had $1,401,852 of cash and cash equivalents plus account receivables of $7,601,998 and $10,920,928 of accounts payable. We believe that our existing capital resources, will be sufficient to meet our projected operating requirements for at least the next 12 months, however, we will need to raise additional capital for expansion pursuant to the money raised pursuant to this Prospectus as demand for our products increases. Based upon our expansion plan, we will need the proceeds from this offering to meet the increase in operational needs and capital requirements for product development and commercialization. Our current credit facility may be sufficient, however, the cost is too high in order to maintain year after year profitability without being interrupted by the expansion plan.

The accompanying financial statements for the twelve months ended December 31, 2014 and 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Results of Operations

Year Ended December 31, 2014

The Company had net sales of $38,552,076 for the year ended December 31, 2014 compared to the net sales of $37,777,887 for the year ended December 31, 2013.

Selling, general and administrative expenses for the year ended December 31, 2014 were $7,810,804 compared to the selling, general and administrative expenses for the year ended December 31, 2013 which were $8,620,144. The aforementioned expenses directly relate to the maintenance of the Company’s operations and compliance with the Securities Exchange Act of 1934, as amended.

UNDERTAKING

The undersigned registrant hereby undertakes:

1.	To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:

	i.	To include any prospectus required by section 10(a)(3) of the Securities Act of 1933;

ii.

To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement. Notwithstanding the foregoing, any increase or decrease in volume of securities offered (if the total dollar value of securities offered would not exceed that which was registered) and any deviation from the low or high end of the estimated maximum offering range may be reflected in the form of prospectus filed with the Commission pursuant to Rule 424(b) (§ 230.424(b) of this chapter) if, in the aggregate, the changes in volume and price represent no more than 20% change in the maximum aggregate offering price set forth in the “Calculation of Registration Fee” table in the effective registration statement.

iii.

To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;

2.

That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

3.	To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

4.	That, for the purpose of determining liability under the Securities Act of 1933 to any purchaser:

Each prospectus filed pursuant to Rule 424(b) as part of a registration statement relating to an offering, other than registration statements relying on Rule 430B or other than prospectuses filed in reliance on Rule 430A (§ 230.430A of this chapter), shall be deemed to be part of and included in the registration statement as of the date it is first used after effectiveness. Provided, however, that no statement made in a registration statement or prospectus that is part of the registration statement or made in a document incorporated or deemed incorporated by reference into the registration statement or prospectus that is part of the registration statement will, as to a purchaser with a time of contract of sale prior to such first use, supersede or modify any statement that was made in the registration statement or prospectus that was part of the registration statement or made in any such document immediately prior to such date of first use.

5.	That, for the purpose of determining liability of the registrant under the Securities Act of 1933 to any purchaser in the initial distribution of the securities:

     The undersigned registrant undertakes that in a primary offering of securities of the undersigned registrant pursuant to this registration statement, regardless of the underwriting method used to sell the securities to the purchaser, if the securities are offered or sold to such purchaser by means of any of the following communications, the undersigned registrant will be a seller to the purchaser and will be considered to offer or sell such securities to such purchaser:

i.	Any preliminary prospectus or prospectus of the undersigned registrant relating to the offering required to be filed pursuant to Rule 424 (§ 230.424 of this chapter);

ii.	Any free writing prospectus relating to the offering prepared by or on behalf of the undersigned registrant or used or referred to by the undersigned registrant;

iii.

The portion of any other free writing prospectus relating to the offering containing material information about the undersigned registrant or its securities provided by or on behalf of the undersigned registrant; and

iv.	Any other communication that is an offer in the offering made by the undersigned registrant to the purchaser.

The undersigned registrant hereby undertakes to provide to the underwriter at any closing specified in any underwriting agreements, certificates in such denominations and registered in such names as required by an underwriter to permit prompt delivery to each purchaser.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, PLH Products, Inc. has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Buena Park in the State of California, on March 6, 2015.

PLH Products, Inc.

Signature	Title	Date
/s/ Seung Woo Lee	Chief	March 6, 2015
Seung Woo Lee	Executive
Officer,
Director

/s/ Kyung Min Park	President,	March 6 2015
Kyung Min Park	Director

/s/ Won Yong Lee	Chief	March 6, 2015
Won Yong Lee	Financial
Officer,
Director

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2015	PLH Products, Inc.
(Registrant)

By	/s/ Won Lee
Won Lee
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/ Seung Woo Lee	Chairman, Chief Executive	April 15, 2015
(Seung Woo Lee)	Officer and Director

Chief Financial Officer:

/s/ Won Lee	Chief Financial Officer,	April 15, 2015
(Won Lee)	(principal accounting and financial
officer)

Directors:

/s/ Kyung Min Park	President and Director	April 15, 2015
(Kyung Min Park)