Form 10-Q
period 2015-03-31
PLH Products, Inc.
filed 2015-05-20
CIK 1502630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
Yes [  ]     No [X]

As of March 31, 2015, there were 32,095,000 shares of Registrants common stock, par value $0.001 per share.

PLH PRODUCTS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2015
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PLH Products, Inc. and Subsidiaries
Buena Park, California

We have reviewed the accompanying condensed consolidated balance sheet of PLH Products, Inc. and subsidiaries (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of income and comprehensive income and cash flows for the three months ended March 31, 2015 and March 31, 2014. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PLH Products, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 17, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Simon & Edward, LLP
Diamond Bar, California
May 20, 2015

PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements

PLH PRODUCTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash and cash equivalents	$942,441	$358,271
Accounts receivable, net	3,907,321	4,564,078
Inventories	21,630,629	22,507,192
Prepayment to vendor	41,003	681,471
Prepaid expenses and other current assets	485,941	507,665
Total current assets	27,007,335	28,618,677

Non-current Assets:
Property, plant and equipment, net	8,662,602	8,747,275
Intangible assets, net	1,127,000	1,142,279
Other assets	91,779	124,275
Total non-current assets	9,881,381	10,013,829

Total assets	$36,888,716	$38,632,506

LIABILITIES AND STOCKHOLDERS’EQUITY

Current Liabilities:
Accounts payable	$2,443,686	$4,760,027
Bank overdraft	152,762	421,172
Accrued expenses	298,328	446,091
Customer deposits	1,598,605	885,171
Line of credit	2,450,000	3,250,000
Current portion of capital lease obligation	26,686	32,945
Current portion of mortgage and term loans	227,453	306,099
Short-term borrowings	6,882,621	6,641,944
Other current liabilities	1,259,453	864,338
Total current liabilities	15,339,594	17,607,787

Long Term Liabilities:
Capital lease obligation, net of current portion	39,821	39,821
Mortgage and term loans, net of current portion	4,487,755	4,487,655
FIN 48 provision	240,000	240,000
Deferred income taxes	43,608	43,608
Total long term liabilities	4,811,184	4,811,084

Total liabilities	20,150,778	22,418,871

Stockholders’ Equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized, 32,095,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	3,210	3,210
Additional paid-in capital	9,151,699	9,151,699
Retained earnings	3,954,003	3,850,758
Accumulated other comprehensive income	3,629,026	3,207,968
Total stockholders’ equity	16,737,938	16,213,635
Total liabilities and stockholders’ equity	$36,888,716	$38,632,506

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PLH PRODUCTS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three months Ending
	March 31, 2015	March 31, 2014

Net sales	$10,189,081	$11,539,706
Cost of sales	7,673,822	8,715,333
Gross profit	2,515,259	2,824,373
Selling, general and administrative expenses	2,119,491	2,298,068
Income from operations	395,768	526,305
Other income (expense):
Interest expense	(203,392)	(291,969)
Gain (loss) from foreign currency transactions, net	31,831	-
Other expense, net	17,785	51,170
Total other expense, net	(153,776)	(240,799)

Income before income tax provision	241,992	285,506
Income tax provision	(91,999)	(101,322)
Net income	$149,993	$184,184

Comprehensive Income Statement:
Net income	149,993	184,184
Foreign currency translation adjustment	421,058	585,316
Comprehensive income	$571,051	$769,500

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PLH PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months Ending
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net income	$149,993	$184,184
Adjustments to reconcile net income to net cash provided by (used in) operating
Depreciation expense– property, plant and equipment	166,191	109,367
Amortization expense – intangible assets	20,055	11,184
Deferred taxes	32,638	32,638
Loss (gain) on disposal of property and equipment	251,387	(72,874)
Accounts receivable	656,757	5,497,674
Inventories	927,182	(1,678,071)
Prepayment to vendor	640,468	(2,265,029)
Prepaid expenses and other current assets	21,969	(129,071)
Deposits and other assets	-	(23,840)
Dividends payable	-	(46,750)
Accounts payable	(2,316,193)	(3,874,641)
Accrued expenses and other current liabilities	618,536	1,067,926
Advance from customers	710,308	(629,140)
Net cash provided by (used in) operating activities	1,879,291	(1,816,443)

Cash flows from investing activities:
Loan receivable	-	168,088
Purchase of property and equipment	(314,625)	168,007
Net cash used in investing activities	(314,625)	336,095

Cash flows from financing activities:
Borrowings (repayments) from line of credit, net	(800,000)	195,000
Borrowings under (repayments on) short-term borrowings, net	212,048	(41,568)
Repayments on mortgage and term loans, net	(78,546)	(75,499)
Issuance of common stock	-	-
Dividend distribution	(46,750)	-
Bank overdraft	(268,409)	368,623
Net cash provided by (used in) financing activities	(981,657)	446,556
Effect of exchange rate changes on cash	1,161	(9,789)

Net increase (decrease) in cash	584,170	(1,043,581)

Cash– beginning of year	358,271	1,401,852

Cash– end of year	$942,441	$358,271

Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest	$203,392	$291,969
Income taxes	$91,999	$101,322

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PLH Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

NOTE 1 –NATURE OF OPERATIONS AND PRESENTATION

Nature of Operations

PLH Products, Inc. and Subsidiaries, established and incorporated on September 2, 1992, a California corporation (collectively the “Company”), manufactures and distributes saunas. The Company’s corporate office is located in Buena Park, California. The Company designs, develops, manufactures, and distributes a wide variety of infrared saunas and cedar product for traditional saunas. The Company distributes a full range of saunas under brand names, Health Mate, Sun Spirit, Healspa, Aroma Steam, and Fin Heaven to distributors, retailers, and end-users.

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

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100% owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Expense

Costs associated with advertising and promotions are expensed as incurred. Advertising and promotion expense amounted to $6,336 and $7,937 for the three months ended March 31, 2015 and 2014, respectively.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All outbound shipping and handling costs are included in selling, general, and administrative expenses. The Company incurred $161,534 and $132,926 of outbound shipping and handling costs for the three months ended March 31, 2015 and 2014, respectively.

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

Concentrations of Credit Risk and Risk Factors

The Company maintains its cash and cash equivalents with various major financial institutions. At times, cash and cash equivalents may be in excess of federally insured limits. The Company maintains two cash accounts located in Southern California. All funds in a non-interest bearing transaction account are insured in full by the Federal Deposit Insurance Corporation (FDIC) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules. Beginning January 01, 2013, the Federal Deposit Insurance Corporation (FDIC) will no longer provide unlimited deposit coverage to funds in a non-interest bearing transaction account. The standard insurance amount is $250,000 per deposits under the FDIC's general deposit insurance rules. At March 31, 2015 and December 31, 2014, the Company did not have uninsured cash balance.

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

Impairment of Long-Lived Assets

The Company, in accordance with ASC 360, Property, Plant, and Equipment, reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the three months ended March 31, 2015 and 2014.

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

The Company adopted ASC 740-10-25 on January 1, 2009, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognized $240,000 of additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25 which resulted in a retained earnings adjustment as of March 31, 2015 and December 31, 2014, respectively.

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

The Company generates revenues from four geographic areas, consisting of the United States, Europe, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	March 31,	March 31,
Three Months Ended	2015	2014

Net sales:
United States	$4,386,587	$4,225,846
Europe	1,785,762	3,144,282
Asia	4,016,732	4,169,578

Total net sales	$10,189,081	$11,539,706

	March 31,	December 31,
As of	2015	2014

Long-lived assets, net:
United States	$3,149,504	$2,957,593
Europe	-	-
Asia	6,731,877	7,056,236

Total long-lived assets, net	$9,881,381	$10,013,829

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which includes amendments that create Topic 606 and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. On April 1, 2015, the FASB tentatively decided to defer for one year the effective date of ASU No. 2014-09, while also tentatively deciding to permit early application. If these changes are adopted, then ASU No. 2014-09 will become effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early application permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). The Company is evaluating the future impact of the issuance of ASU No. 2014-09, as well as the tentative decisions reached by the FASB.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. When adopted, ASU No. 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

There have been no other recently issued accounting updates that had a material impact on the Company’s Interim Financial Statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
As of	2015	2014

Raw materials	$7,815,999	$8,180,938
Work-in-progress	5,489,714	7,186,242
Finished goods	8,324,916	7,140,012

Total inventories	$21,630,629	$22,507,192

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
As of	2015	2014

Land	$1,777,116	$1,777,116
Building	8,197,271	8,197,271
Furniture and fixtures	184,630	184,630
Machinery and equipment	4,535,510	4,453,992
Vehicles	1,361,358	1,361,358
Leasehold improvements	61,142	61,142

Total property, plant and equipment	16,117,027	16,035,509
Less – accumulated depreciation and amortization	(7,454,425)	(7,288,234)

Total property, plant and equipment, net	$8,662,602	$8,747,275

Depreciation and amortization expense on property, plant and equipment amounted to $166,191 and $109,367 for the three months ended March 31, 2015 and March 31, 2014, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
As of	2015	2014

Land use rights	$1,280,384	$1,280,384
Trademark usage rights	303,456	303,456
Software license	53,332	48,556

Total intangible assets	1,637,172	1,632,396
Less – accumulated amortization	(510,172)	(490,117)

Intangible assets, net	$1,127,000	$1,142,279

For the three months ended March 31, 2015 and 2014, amortization expense was $20,055 and $11,184, respectively. Estimated future intangible amortization as of March 31, 2015 for each of the next five years is as follows:

Years ending December 31,	Amount
2015	$63,425
2016	43,306
2017	31,210
2018	31,210
2019	31,210
Thereafter	926,639

Total	$1,127,000

NOTE 6 – LINE OF CREDIT

The Company retains a revolving line of credit with a financial institution. The Company renewed its revolving line of credit with a financial institution on November 21, 2014. The line of credit has a maximum outstanding aggregate loan balance not to exceed $3,250,000. At March 31, 2015, the line of credit provides for variable interest based on the bank’s prime rate plus 0.75%, payable monthly, with a maturity date of December 1, 2015. Borrowings under the line of credit are collateralized by the Company’s inventories and equipment. The Company had unused line of credit of $800,000 and outstanding balance of $2,450,000 as of March 31, 2015. The Company did not have any standby letters of credit as of March 31, 2015. Total interest expense was $40,689 and $22,166 for the three months ended March 31, 2015 and 2014, respectively.

The Company is required to comply with certain financial covenants under the line of credit agreement. The Company was in compliance as of March 31, 2015 and December 31, 2014 respectively.

NOTE 7 – SHORT-TERM BORROWINGS

	March 31,	December 31,
As of	2015	2014

The short-term loan agreement is renewed annually each October 31st of the year. Monthly interest only payable to a bank with unpaid interest and principal payable at a maturity date of October 30, 2015, secured by building and land use right of Pacific Cedar Supplies, Ltd., interest rate at 115% of bench mark rate of 5 years and above (7.07% and 7.07% at March 31, 2015 and December 31, 2014).	$3,746,407	$3,730,328

The short-term loan agreement is renewed annually each May 31st of the year. Monthly interest only payable to a bank with maturity date of May 30, 2015, secured by substantially all of the assets of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 5.7% (5.94% and 5.94% and at March 31, 2015 and December 31, 2014, respectively).	674,600	626,046

The short-term loan agreement is renewed annually each August 12th of the year with an upper limit amount to $2,000,000 with maturity date of August 8, 2015, secured by trade accounts receivable of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 6.0% (6.24% and 6.24% and at March 31, 2015 and December 31, 2014, respectively).	963,131	894,353

The short-term loan agreement is renewed annually each November 29th of the year with an upper limit amount to $1,400,000 with maturity date of November 28, 2015, secured by substantially all of the assets of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 5.5% (5.74% and 5.74% and at March 31, 2015 and December 31, 2014, respectively).	1,498,483	1,391,217

Non-interest bearing borrowings due on demand	-	-

Total short-term borrowings	$6,882,621	$6,641,944

Total interest expense under short-term borrowings was $107,555 and $137,264 for the three months ended March 31, 2015 and 2014 respectively.

NOTE 8 – MORTGAGE AND TERM LOANS

Mortgage and term loans consisted of the following:

	March 31,	December 31,
As of	2015	2014

Note payable on a monthly basis (principal and interest) to a bank under a mortgage loan agreement dated November 21, 2013 with maturity date of November 21, 2020, secured by the Company’s building and land, interest rate at bank’s prime rate plus 0.75% or a floor of 4.00 (4.00% and 4.00% at March 31, 2015 and December 31, 2014, respectively).	$3,247,923	$3,268,725

The term loan agreement mentioned above was refinanced on November 21, 2013. Under the refinanced term loan agreement, note payable on a monthly basis (principal and interest) to a bank with maturity date of November 21, 2020, secured by substantially all of the assets of the Company, interest rate at bank’s prime rate plus 0.75% or a floor of 4.00 (4.00% and 4.00% at March 31, 2015 and December 31, 2014, respectively).	1,467,285	1,525,029

Total mortgage and term loans	4,715,208	4,793,754
Less – long term portion	(4,487,755)	(4,487,655)

Current portion of mortgage and term loans	$227,453	$306,099

Total interest expense under mortgage and term loans was $47,699 and $50,746 for the three months ended March 31, 2015 and 2014, respectively. The aggregate future payments under the bank loan payable are as follows:

Years ending December 31,	Amount

2015	$227,453
2016	328,752
2017	342,739
2018	356,900
2019	371,647
Thereafter	3,087,717

Total	$4,715,208

The Company is required to comply with certain financial covenants under the mortgage and term loan agreements. The Company was in compliance as of March 31, 2015 and December 31, 2014.

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	March 31,	March 31,
Three Months Ended	2015	2014
Current:
Federal	$70,720	$61,271
State	20,170	17,475
Foreign	1,109	22,576
Total	91,999	101,322

Deferred:
Federal	-	-
State	-	-
Total	91,999	101,322

Provision for income taxes	$91,999	$101,322

The Company’s deferred income tax (liability) asset consisted of the following:

	March 31,	December 31,
As of	2015	2014
Current deferred income tax (liabilities) assets:
Depreciation and amortization	$43,608	$43,608
Total	$43,608	$43,608

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

NOTE 10 – COMMITMENT AND CONTINGENCIES

The Company leases certain automobiles under operating leases. The future minimum lease payments under these operating leases are as follows as follows:

Years ending December 31,	Amount
2015	$3,112
Total	$3,112

The Company is subject to various legal proceedings from time to time as part of its business. As of March 31, 2015, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014 up through the date the financial statements were issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the three months ended March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, stockholder campaigns and proxy contests, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Form 10-K and other filings with the United States Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Overview

The following discussion and analysis of the PLH Products, Inc. and Subsidiaries (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

PLH Products, Inc. and Subsidiaries, established and incorporated on September 2, 1992, a California corporation (collectively the “Company”), manufactures and distributes saunas. The Company’s corporate office is located in Buena Park, California. The Company designs, develops, manufactures, and distributes a wide variety of infrared saunas and cedar product for traditional saunas. The Company distributes a full range of saunas under brand names, Health Mate, Sun Spirit, Healspa, Aroma Steam, and Fin Heaven to distributors, retailers, and end-users.

The Company has two wholly owned subsidiaries as follows:

•	Pacific Cedar Supply, Ltd. (Yantai, China) – Provides designing and manufacturing of Infra-Red Home Saunas; and

•	Pacific Cedar Supply, Inc. (Yantai, China) – Provides designing and manufacturing of specialty wood of Western Canadian Red Cedar and other wood type products.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year. The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended
	March 31, 2015		March 31, 2014

Net sales	$10,189,081	100.0%	$11,539,706	100.0%
Cost of sales	7,673,822	75.3	8,715,333	75.5
Gross profit	2,515,259	24.7	2,824,373	24.5
Selling and administrative expense	2,119,491	20.8	2,298,068	19.9
Operating income	395,768	3.9	526,305	4.6
Other income (loss), net	(153,776)	(1.5)	(240,799)	(2.1)
Income before income taxes	241,992	2.4	285,506	2.5
Income taxes	91,999	0.9	101,322	0.9
Net income	$149,993	1.5%	$184,184	1.6%

Net Sales – Net sales decreased by $1,350,625, or 11.7%, to $10,189,081 in the three months ended March 31, 2015 from $11,539,706 in the comparable period last year. The change in net sales reflected the following:

•	Sales in Europe decreased by $1,358,520 to $1,785,762 in the three months ended March 31, 2015 from $3,144,282 in the comparable period last year. The change was primarily attributable to strengthening of the Dollar over the Euro. The exchange rate decreased by 0.2781, or 20.22%, to 1.0971 as of March 31, 2015 from 1.3752 as of period last year. Customers in Europe has been requesting to hold shipment until the exchange rate increases, and the company anticipates that sales volume in Europe will be recovered in 2nd quarter of fiscal 2015.

Cost of sales – Cost of sales decreased by $1,041,511, or 12.0%, to $7,673,822, or 75.3% of net sales, in the three months ended March 31, 2015 from $8,715,333, or 75.5% of net sales, in the three ended March 31, 2014. The change in cost of sales was primarily attributable to the decreased of sales in Europe.

•

Cost of sales for the sales in Europe decreased by $791,955 to $1,392,360 in the three months ended March 31, 2015 from $2,184,315 in the comparable period last year. The change was primarily attributable to strengthening of the Dollar over the Euro. The exchange rate decreased 30% in 1st quarter of 2015 compared to the rate in comparable period last year. Customers in Europe has been requesting to delay shipment until the exchange rate increases.

Gross Profit – Gross profit decreased by $309,114, or 10.9%, to $2,515,259, or 24.7% of net sales, in the three months ended March 31, 2015 from $2,824,373, or 24.5% of net sales, in the three ended March 31, 2014. The change in gross profit was due primarily to the decrease of sales in Europe. The gross profit % of net sales in the three months ended March 31, 2015 and in the comparable period last year are consistent.

Selling and Administrative Expense – Selling and administrative expense decreased by $178,577, or 7.8% to $2,119,491, or 20.8% of net sales, in the three months ended March 31, 2015 from 2,298,068, or 19.9% of net sales, in the same period last year. The change in selling and administrative expense was primarily attributable to the following:

•	Business show expense decreased by $186,414, due primarily to increasing of prepayment which was not expensed in three months ended March 31, 2015. The company is participating about 140 of shows for sales in United States a year, and payment for each shows is expensed at the time of participating the show.

•	Administrative expense decreased by $20,825, primarily reflecting lower employee labor and benefit-related expense such as cafeteria expenses in China.

Other Income (Expense) – Interest expense reflected a decrease in average debt levels of $0.62 million to $14.07 million in the first quarter of fiscal 2015 from $14.69 million in the same period last year.

Income Taxes – The provision for income taxes was $91,999 for the three months ended March 31, 2015 compared to the first quarter of fiscal 2014 $101,322. Our effective tax rate was 38.02% for the first quarter of fiscal 2015 compared with 35.49% for the first quarter of fiscal 2014. The increased effective tax rate for the first quarter of fiscal 2015 compared to the same period in fiscal 2014 was primarily due to increasing of pretax income on PLH Products, Inc. in US for the current year.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility. We believe our cash on hand, future cash flows from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next 12 months.

We ended the first quarter of fiscal 2015 with $6.3 million of cash compared with $5.9 million at the end of the same period in fiscal 2014. Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$1,879,291	$(1,816,443)
Investing activities	(314,625)	336,095
Financing activities	(981,657)	446,556
Effect of exchange rate changes on cash	1,161	(9,789)

Net increase (decrease) in cash	$584,170	$(1,043,581)

Operating Activities. Net cash provided by (used in) operating activities for the three months ended March 31, 2015 and March 31, 2014 was $1,879,143 and $(1,816,443), respectively. In the first quarter of fiscal 2015, net cash was provided primarily to increase of advance from customer and accrued expenses. In the first quarter of fiscal 2014, net cash was used primarily to pay down account payable balance.

Investing Activities. Net cash provided (used in) investing activities for the three months ended March 31, 2015 and March 31, 2014 was $(314,625) and $336,095 respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. The increase primarily reflects increased property and equipment.

Financing Activities. Net cash provided (used in) financing activities for the three months ended March 31, 2015 and March 31, 2014 was $(981,657) and $446,556, respectively. In the first quarter of fiscal 2015, net cash was used primarily to pay down borrowings under our line of credit. In the first quarter of fiscal 2014, net cash was provided primarily to borrow under line of credit.

Off-Balance Sheet Arrangements and Contractual Obligations. Our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America.

Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, capital lease obligations, borrowings under our Credit Facility and other liabilities. Capital lease obligations, which include imputed interest, consist principally of leases for some of our distribution center delivery tractors, management information systems hardware and point-of-sale equipment for our stores. Our Credit Facility debt fluctuates daily depending on operating, investing and financing cash flows. Other occupancy expense includes estimated property maintenance fees and property taxes for our stores, distribution center and corporate headquarters. Other liabilities consist principally of actuarially-determined reserve estimates related to self-insurance liabilities, of which certain self-insurance liabilities are secured by a surety bond, a contractual obligation for the surviving spouse of Robert W. Miller, our co-founder, and asset retirement obligations related to the removal and retirement of leasehold improvements for certain stores upon termination of their leases.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the three months March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain efficient or until such time as the Company completes a major transaction or acquisition of an operating business at which time management will be able to implement new controls and procedures.

PART II – OTHER INFORMATION

Item 5 – Legal Proceedings

None

Item 6 – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b -2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7 – Sales of Unregistered Equity Securities and Use of Proceeds

None

Item 8 – Defaults upon Senior Securities

None

Item 9 – Exhibits and Signatures

(a)	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLH PRODUCTS INC.

Dated: May 20, 2015	By:	/s/ WON YONG LEE
Won Yong Lee
Chief Financial Officer