Form 10-Q
period 2015-06-30
PLH Products, Inc.
filed 2015-08-19
CIK 1502630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [   ]      No [ X ]

As of June 30, 2015, there were 32,095,000 shares of Registrants common stock, par value $0.001 per share.

PLH PRODUCTS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2015
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements

PLH PRODUCTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash and cash equivalents	$651,595	$358,271
Accounts receivable, net	2,488,290	4,564,078
Inventories	24,430,979	22,507,192
Prepayment to vendor	750,588	681,471
Prepaid expenses and other current assets	729,954	507,665
Total current assets	29,051,406	28,618,677

Non-current Assets:
Property, plant and equipment, net	8,467,262	8,747,275
Intangible assets, net	1,107,346	1,142,279
Other assets	124,427	124,275
Total non-current assets	9,699,035	10,013,829

Total assets	$38,750,441	$38,632,506

LIABILITIES AND STOCKHOLDERS’EQUITY

Current Liabilities:
Accounts payable	$3,860,455	$4,760,027
Bank overdraft	436,291	421,172
Accrued expenses	291,735	446,091
Customer deposits	2,242,472	885,171
Line of credit	3,250,000	3,250,000
Current portion of capital lease obligation	13,663	32,945
Current portion of mortgage and term loans	144,003	306,099
Short-term borrowings	6,611,205	6,641,944
Other current liabilities	844,426	864,338
Total current liabilities	17,694,250	17,607,787

Long Term Liabilities:
Capital lease obligation, net of current portion	46,555	39,821
Mortgage and term loans, net of current portion	4,492,899	4,487,655
FIN 48 provision	240,000	240,000
Deferred income taxes	43,608	43,608
Total long term liabilities	4,823,062	4,811,084

Total liabilities	22,517,312	22,418,871

Stockholders’ Equity:
Common stock, $0.0001 par value; 5,00,000,000 shares authorized, 32,095,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	3,210	3,210
Additional paid-in capital	9,151,699	9,151,699
Retained earnings	3,654,901	3,850,758
Accumulated other comprehensive income	3,423,319	3,207,968
Total stockholders’ equity	16,233,129	16,213,635
Total liabilities and stockholders’ equity	$38,750,441	$38,632,506

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PLH PRODUCTS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Six months Ending		Three months Ending
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net sales	$19,059,127	$19,867,901	$8,870,046	$8,328,195
Cost of sales	14,193,670	14,635,654	6,519,848	5,920,321
Gross profit	4,865,457	5,232,247	2,350,198	2,407,874
Selling, general and administrative expenses	4,576,956	4,413,667	2,457,465	2,115,599
Income from operations	288,501	818,580	(107,267)	292,275
Other income (expense):
Interest expense	(399,014)	(424,001)	(195,622)	(132,032)
Gain (loss) from foreign currency transactions, net	47,655	(80,069)	15,824	(80,069)
Other expense, net	(17,458)	148,137	(35,243)	96,967
Total other income (expense), net	(368,817)	(355,933)	(215,041)	(115,134)

Income before income tax provision	(80,316)	462,647	(322,308)	177,141
Income tax benefit (provision)	(22,043)	(243,346)	69,956	(142,024)
Net income (loss)	$(102,359)	$219,301	$(252,352)	$35,117

Comprehensive Income Statement:
Net income (loss)	(102,359)	219,301	(252,352)	35,117
Foreign currency translation adjustment	215,351	649,295	(205,707)	63,979
Comprehensive income (loss)	$112,992	$868,596	$(458,059)	$99,096

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PLH PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months Ending
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net income (loss)	$(102,359)	$219,301
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating
Depreciation expense – property, plant and equipment	329,973	183,563
Amortization expense – intangible assets	40,119	27,923
Deferred taxes	-	32,498
Accounts receivable	2,075,788	5,498,710
Inventories	(2,015,268)	(8,102,153)
Prepayment to vendor	(69,117)	741,607
Prepaid expenses and other current assets	(75,726)	(41,833)
Deposits and other assets	33,691	98,677
Accounts payable	(899,572)	(1,987,769)
Accrued expenses and other current liabilities	(42,862)	3,027,847
Advance from customers	1,353,907	(296,896)
Net cash provided by (used in) operating activities	628,574	(598,525)

Cash flows from investing activities:
Loan receivable	296	(26,200)
(Sales) of property and equipment	(69,557)	-
Purchase of property and equipment	-	173,923
Net cash provided by (used in) investing activities	(69,261)	147,723

Cash flows from financing activities:
Borrowings from line of credit, net	-	445,000
Repayments on short-term borrowings, net	(31,822)	(35,922)
Repayments on mortgage and term loans, net	(156,852)	(150,663)
Dividend distribution	(93,500)	(93,500)
Bank overdraft	15,119	-
Net cash provided by (used in) financing activities	(267,055)	164,915
Effect of exchange rate changes on cash	1,066	(9,033)

Net increase (decrease) in cash	293,324	(294,920)

Cash– beginning of the period	358,271	1,401,853

Cash– end of the period	$651,595	$1,106,933

Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest	$383,898	$427,322
Income taxes	$18,855	$14,851

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PLH Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

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

Advertising Expense

Costs associated with advertising and promotions are expensed as incurred. Advertising and promotion expense amounted to $149 and $6,853 for the three months ended June 30, 2015 and 2014, respectively.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All outbound shipping and handling costs are included in selling, general, and administrative expenses. The Company incurred $458,738 and $310,705 of outbound shipping and handling costs for the three months ended June 30, 2015 and 2014, respectively.

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts based on a combination of write-off history, aging analysis, and any specific known troubled accounts. The Company performs continuing credit evaluations of its customers’ financial conditions. Trade receivables are written off when deemed uncollectible. Historically, the Company did not have significant provision for doubtful accounts or write-off from bad debts.

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

Management regularly reviews inventories and records valuation reserves for damaged and defective inventories, items with slow-moving or obsolescence exposure and inventories that has a carrying value that exceeds market value.

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

Concentrations of Credit Risk and Risk Factors

The Company maintains its cash and cash equivalents with various major financial institutions. At times, cash and cash equivalents may be in excess of federally insured limits. The Company maintains two cash accounts located in Southern California. All funds in a non-interest bearing transaction account are insured in full by the Federal Deposit Insurance Corporation (FDIC) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules. Beginning January 01, 2013, the Federal Deposit Insurance Corporation (FDIC) will no longer provide unlimited deposit coverage to funds in a non-interest bearing transaction account. The standard insurance amount is $250,000 per deposits under the FDIC's general deposit insurance rules. At June 30, 2015 and December 31, 2014, the Company did not have uninsured cash balance.

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

Impairment of Long-Lived Assets

The Company, in accordance with ASC 360, Property, Plant, and Equipment, reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the three months ended June 30, 2015 and 2014.

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

The Company adopted ASC 740-10-25 on January 1, 2009, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognized $240,000 of additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25 which resulted in a retained earnings adjustment as of June 30, 2015 and December 31, 2014, respectively.

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

The Company generates revenues from four geographic areas, consisting of the United States, Europe, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	June 30,	June 30,
Six Months Ended	2015	2014

Net sales:
United States	$7,037,066	$6,473,406
Europe	3,428,471	4,877,389
Asia	8,593,590	8,517,106

Total net sales	$19,059,127	$19,867,901

	June 30,	December 31,
As of	2015	2014

Long-lived assets, net:
United States	$3,027,134	$3,088,338
Europe	-	-
Asia	6,547,474	6,801,216

Total long-lived assets, net	$9,574,608	$9,889,554

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

There have been no other recently issued accounting updates that had a material impact on the Company’s Interim Financial Statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
As of	2015	2014

Raw materials	$8,362,565	$8,180,938
Work-in-progress	7,111,200	7,186,242
Finished goods	8,957,214	7,140,012

Total inventories	$24,430,979	$22,507,192

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
As of	2015	2014

Land	$1,777,116	$1,777,116
Building	8,251,213	8,197,271
Furniture and fixtures	184,630	184,630
Machinery and equipment	5,357,023	4,453,992
Vehicles	484,347	1,361,358
Leasehold improvements	61,142	61,142

Total property, plant and equipment	16,115,471	16,035,509
Less – accumulated depreciation and amortization	(7,648,209)	(7,288,234)

Total property, plant and equipment, net	$8,467,262	$8,747,275

Depreciation and amortization expense on property, plant and equipment amounted to $163,782 and $74,196 for the three months ended and $329,973 and $183,563 for the six months ended June 30, 2015, and 2014, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
As of	2015	2014

Land use rights	$1,286,376	$1,280,384
Trademark usage rights	304,074	303,456
Software license	48,782	48,556

Total intangible assets	1,639,232	1,632,396
Less – accumulated amortization	(531,886)	(490,117)

Intangible assets, net	$1,107,346	$1,142,279

For the three months ended June 30, 2015 and 2014, amortization expense was $20,064 and $16,739, respectively. Estimated future intangible amortization as of June 30, 2015 for each of the next five years is as follows:

Years ending December 31,	Amount
2015	$38,621
2016	43,306
2017	31,210
2018	31,210
2019	31,210
Thereafter	931,789

Total	$1,107,346

NOTE 6 – LINE OF CREDIT

The Company retains a revolving line of credit with a financial institution. The Company renewed its revolving line of credit with a financial institution on November 21, 2014. The line of credit has a maximum outstanding aggregate loan balance not to exceed $3,250,000. At June 30, 2015, the line of credit provides for variable interest based on the bank’s prime rate plus 0.75%, payable monthly, with a maturity date of December 1, 2015. Borrowings under the line of credit are collateralized by the Company’s inventories and equipment. The Company had unused line of credit of $0 and outstanding balance of $3,250,000 as of June 30, 2015. The Company did not have any standby letters of credit as of June 30, 2015. Total interest expense was $31,839 and $45,218 for the three months ended June 30, 2015 and 2014, respectively.

The Company is required to comply with certain financial covenants under the line of credit agreement. The Company was in compliance as of June 30, 2015 and December 31, 2014 respectively.

NOTE 7 – SHORT-TERM BORROWINGS

	June 30,	December 31,
As of	2015	2014

The short-term loan agreement is renewed annually each October 31st of the year. Monthly interest only payable to a bank with unpaid interest and principal payable at a maturity date of October 30, 2015, secured by building and land use right of Pacific Cedar Supplies, Ltd., interest rate at 115% of bench mark rate of 5 years and above (7.07% and 7.07% at June 30, 2015 and December 31, 2014).	$3,747,785	$3,730,328

The short-term loan agreement is renewed annually each May 31st of the year. Monthly interest only payable to a bank with maturity date of May 30, 2015, secured by substantially all of the assets of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 5.7% (5.94% and 5.94% and at June 30, 2015 and December 31, 2014, respectively).	568,694	626,046

The short-term loan agreement is renewed annually each August 12th of the year with an upper limit amount to $2,000,000 with maturity date of August 8, 2015, secured by trade accounts receivable of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 6.0% (6.24% and 6.24% and at June 30, 2015 and December 31, 2014, respectively).	897,936	894,353

The short-term loan agreement is renewed annually each November 29th of the year with an upper limit amount to $1,400,000 with maturity date of November 28, 2015, secured by substantially all of the assets of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 5.5% (5.74% and 5.74% and at June 30, 2015 and December 31, 2014, respectively).	1,396,790	1,391,217

Non-interest bearing borrowings due on demand	-	-

Total short-term borrowings	$6,611,205	$6,641,944

Total interest expense under short-term borrowings was $86,315 and $117,128 for the three months ended June 30, 2015 and 2014 respectively.

NOTE 8 – MORTGAGE AND TERM LOANS

Mortgage and term loans consisted of the following:

	June 30,	December 31,
As of	2015	2014

Note payable on a monthly basis (principal and interest) to a bank under a mortgage loan agreement dated November 21, 2013 with maturity date of November 21, 2020, secured by the Company’s building and land, interest rate at bank’s prime rate plus 0.75% or a floor of 4.00 (4.00% and 4.00% at June 30, 2015 and December 31, 2014, respectively).	$3,227,428	$3,268,725

The term loan agreement mentioned above was refinanced on November 21, 2013. Under the refinanced term loan agreement, note payable on a monthly basis (principal and interest) to a bank with maturity date of November 21, 2020, secured by substantially all of the assets of the Company, interest rate at bank’s prime rate plus 0.75% or a floor of 4.00 (4.00% and 4.00% at June 30, 2015 and December 31, 2014, respectively).	1,409,474	1,525,029

Total mortgage and term loans	4,636,902	4,793,754
Less – long term portion	(4,492,899)	(4,487,655)

Current portion of mortgage and term loans	$144,003	$306,099

Total interest expense under mortgage and term loans was $47,699 and $45,918 for the three months ended June 30, 2015 and 2014, respectively. The aggregate future payments under the bank loan payable are as follows:

Years ending December 31,	Amount

2015	$144,003
2016	333,896
2017	342,739
2018	356,900
2019	371,647
Thereafter	3,087,717

Total	$4,636,902

The Company is required to comply with certain financial covenants under the mortgage and term loan agreements. The Company was in compliance as of June 30, 2015 and December 31, 2014.

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	June 30,	June 30,
Six Months Ended	2015	2014
Current:
Federal	$9,626	$42,049
State	2,745	147,432
Foreign	9,672	53,865
Total	22,043	243,346

Deferred:
Federal	-	-
State	-	-
Total	22,043	243,346

Provision for income taxes	$22,043	$243,346

The Company’s deferred income tax (liability) asset consisted of the following:

	June 30,	December 31,
As of	2015	2014
Current deferred income tax (liabilities) assets:
Depreciation and amortization	$(43,608)	$(43,608)
Total	$(43,608)	$(43,608)

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

Tax years 2011 and year thereafter are open for tax examination by federal and years 2010 and thereafter are open for state.

NOTE 10 – COMMITMENT AND CONTINGENCIES

The Company leases certain automobiles under operating leases. The future minimum lease payments under these operating leases are as follows as follows:

Year ending December 31,	Amount
2015	$2,075
Total	$2,075

The Company is subject to various legal proceedings from time to time as part of its business. As of June 30, 2015, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014 up through the date the financial statements were issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the six months ended June 30, 2015.

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

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year. The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

		Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014

Net sales	$8,870,046	100.0%	$8,328,195	100.0%	$19,059,127	100.0%	$19,867,901	100.0%
Cost of sales	6,519,848	73.5	5,920,321	71,.1	14,193,670	74.5	14,635,654	73.7
Gross profit	2,350,198	26.5	2,407,874	28.9	4,865,457	25.5	5,232,247	26.3
Selling and administrative expense	2,457,465	27.7	2,115,599	25.4	4,576,956	24.0	4,413,667	22.2
Operating income	(107,267)	(1.2)	292,275	3.5	288,501	1.5	818,580	4.1
Other income (loss), net	(215,041)	(2.4)	(115,134)	0.6	(368,817)	(1.9)	(355,933)	(1.0)
Income before income taxes	(322,308)	(3.6)	177,141	4.1	(80,316)	(0.4)	462,647	3.2
Income taxes	(69,956)	(0.8)	142,024	1.7	22,043	0.1	243,346	1.2
Net income	$(252,352)	(2.8)%	$35,117	2.4%	$(102,359)	(0.5)%	$219,301	1.9

Net Sales - Net sales increased to $8,870,046 for the three months ended June 30, 2015 from $8,328,195 for the three months ended June 30, 2014. The increase is primarily due to the high volume of new developed sauna product which is released in 2nd quarter, fiscal 2015 year. Net sales decreased to $19,059,127 for the six months ended June 30, 2015 from $19,867,901 for the six months ended June 30, 2014. The decrease is primarily due to the sales in Europe decreased significantly in first three month of fiscal 2015 year.

The decrease of sales in Europe is primarily attributable to strengthening of the Dollar over the Euro. Customers in Europe has been requesting to hold shipment until the exchange rate increases, and the company anticipates that sales volume in Europe will be recovered in 3rd Quarter, 2015.

Cost of Sales - Cost of sales was $6,519,848, or 73.5% of net sales, for the three months ended June 30, 2015, an increase from $5,920,321, or 71.1% of net sales, for the three months ended June 30, 2014. The increase in our cost of sales as a percentage of product revenue for the three month periods ended June 30, 2015 was primarily attributable to higher costs associated with sales of Lumber. The sales volume of Lumber was significantly higher the sales volume of Sauna products for the three month ended June 30, 2015 compared to three month ended on June 30, 2014.

Cost of sales was $14,193,670, or 74.5% of net sales, for the six months ended June 30, 2015, a decrease from $14,635,654, or 73.7% of net sales, for the six months ended June 30, 2014. It is primarily due to the decrease of overall sales in six month ended June 30, 2015 compared to the six month ended on June 30, 2014.

Gross Profit – Gross margin decreased to $2,350,198 from $2,407,874 for the three month periods ended June 30, 2015 and 2014, respectively. Our gross margin, as a percentage of net sales, decreased to 26.5% from 28.9% for the three month periods ended June 30, 2015 and 2014, respectively. It is primarily due to increase of percentage of lumber sales in three month ended on June 30, 2015 compared to the three month ended on June 30, 2014.

Our gross margin decreased to $4,865,457 from $5,232,247 for the six month periods ended June 30, 2015 and 2014, respectively. Our gross margin, as a percentage of net sales, decreased to 25.5% from 26.3% for the six month periods ended June 30, 2015 and 2014, respectively. The gross profit % of net sales in the six month ended June 30, 2015 and in the comparable period last year are consistent.

Selling and Administrative Expense – Selling and administrative expenses were $2,457,465 and $4,576,956 for the three and six months ended June 30, 2015, respectively, compared to $2,115,599 and $4,413,667 for the three and six months ended June 30, 2014, respectively. The increase in expense for both periods is primarily due to the following:

•	Professional fee increased due primarily reflecting increase of legal and accounting consulting fee in conjunction with IPO registration in 2015.
•	Freight and commission expense increased due primarily to late billing from the freight companies in 2015.

Other Income (Expense) – Interest expense reflected a decrease in average debt levels of $1.4 million to $14.3 million in the second quarter of fiscal 2015 from $15.7 million in the same period last year.

Income Taxes – The provision for income taxes was $22,043 for the six months ended June 30, 2015 compared to the six month ended on June 30, 2014 of $243,346

Liquidity and Capital Resources

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

We ended the second quarter of fiscal 2015 with $651.6 thousand of cash compared with $1.1 million at the end of the same period in fiscal 2014. Our cash flows from operating, investing and financing activities are summarized as follows:

	Six Months Ended
	June 30,	June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$628,574	$(598,525)
Investing activities	(69,261)	147,723
Financing activities	(267,055)	164,915
Effect of exchange rate changes on cash	1,066	(9,033)

Net increase (decrease) in cash	$293,324	$(294,920)

Operating Activities. Net cash provided by (used in) operating activities for the six month ended June 30, 2015 and June 30, 2014 was $628,574 and $(598,525), respectively. In the six month ended on June 30, 2015, net cash was provided primarily to increase of advance from customer and decrease of account receivable. In the six month ended on June 30, 2014, net cash was used primarily due to decrease of advance from customer and pay down account payable balance.

Investing Activities. Net cash provided (used in) investing activities for the six month ended June 30, 2015 and June 30, 2014 was $(69,261) and $147,723 respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period.

Financing Activities. Net cash provided (used in) financing activities for the six month ended June 30, 2015 and June 30, 2014 was $(267,055) and $164,915, respectively. In the six month ended on June 30, 2015, net cash was used primarily to pay down borrowings under our line of credit. In the six month ended on June 30, 2014, net cash was provided primarily to borrow under line of credit.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a 15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls more fully disclosed in our Annual Report on Form 10-K. However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the three months June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain efficient or until such time as the Company completes a major transaction or acquisition of an operating business at which time management will be able to implement new controls and procedures.

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

PLH PRODUCTS INC.

Dated: August 19, 2015	By:	/s/ WON YONG LEE
Won Yong Lee
Chief Financial Officer