Form 10-Q
period 2015-09-30
PLH Products, Inc.
filed 2015-11-23
CIK 1502630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015 OR

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
Yes [   ]        No [X]

As of September 30, 2015, there were 32,095,000 shares of Registrants common stock, par value $0.001 per share.

PLH PRODUCTS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2015
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements

PLH PRODUCTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash and cash equivalents	$512,620	$358,271
Accounts receivable, net	2,102,550	4,564,078
Inventories	24,755,439	22,507,192
Prepayment to vendor	1,014,006	681,471
Prepaid expenses and other current assets	1,245,023	507,665
Total current assets	29,629,638	28,618,677

Non-current Assets:
Property, plant and equipment, net	8,134,350	8,747,275
Intangible assets, net	1,047,222	1,142,279
Other assets	173,274	124,275
Total non-current assets	9,354,846	10,013,829

Total assets	$38,984,484	$38,632,506

LIABILITIES AND STOCKHOLDERS’EQUITY

Current Liabilities:
Accounts payable	$4,169,522	$4,760,027
Bank overdraft	448,118	421,172
Accrued expenses	425,278	446,091
Customer deposits	783,066	885,171
Line of credit	3,250,000	3,250,000
Loan from others	1,320,000	-
Current portion of capital lease obligation	8,522	32,945
Current portion of mortgage and term loans	83,662	306,099
Short-term borrowings	6,471,881	6,641,944
Other current liabilities	1,542,208	864,338
Total current liabilities	18,502,257	17,607,787

Long Term Liabilities:
Capital lease obligation, net of current portion	46,555	39,821
Mortgage and term loans, net of current portion	4,474,124	4,487,655
FIN 48 provision	240,000	240,000
Deferred income taxes	43,336	43,608
Total long term liabilities	4,804,015	4,811,084

Total liabilities	23,306,272	22,418,871

Stockholders’ Equity:
Common stock, $0.0001 par value; 5,00,000,000 shares authorized, 32,095,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	3,210	3,210
Additional paid-in capital	9,151,699	9,151,699
Retained earnings	3,473,028	3,850,758
Accumulated other comprehensive income	3,050,275	3,207,968
Total stockholders’ equity	15,678,212	16,213,635

Total liabilities and stockholders’ equity	$38,984,484	$38,632,506

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PLH PRODUCTS INC.
CONDENSED CONSOLIDATED INCOME AND COMPREHENSIVE INCOME STATEMENTS (UNAUDITED)

	Nine months Ended		Three months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net sales	$26,632,461	$28,545,921	$7,573,334	$8,678,020
Cost of sales	19,884,882	21,098,687	5,691,212	6,463,033
Gross profit	6,747,579	7,447,234	1,882,122	2,214,987
Selling, general and administrative expenses	6,400,844	6,008,980	1,823,888	1,595,313
Income from operations	346,735	1,438,254	58,234	619,674
Other income (expense):
Interest expense	(630,443)	(755,452)	(231,429)	(331,451)
Gain (loss) from foreign currency transactions, net	47,512	141,099	(143)	221,168
Other income (expense), net	13,347	(30,727)	30,805	(178,864)
Total other income (expense), net	(569,584)	(645,080)	(200,767)	(289,147)

Income (loss) before income tax provision	(222,849)	793,174	(142,533)	330,527
Income tax benefit (provision)	14,631	58,344	(7,412)	(185,002)
Net income (loss)	$(237,480)	$734,830	$(135,121)	$515,529

Basic and diluted net income (loss) per-share	$(0.0007)	$0.025	$(0.004)	$0.073
Weighted-average basic and diluted shares outstanding	32,095,000	29,585,096	32,095,000	29,585,096

Comprehensive Income Statement:
Net income (loss)	(237,480)	734,830	(135,121)	515,529
Foreign currency translation adjustment	(157,693)	621,291	(373,044)	(28,004)
Comprehensive income (loss)	$(395,173)	$1,356,121	$(508,165)	$487,525

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PLH PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months Ended
	September 30,	September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(237,480)	$734,830
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating
Depreciation expense – property, plant and equipment	487,721	440,364
Amortization expense – intangible assets	59,870	48,094
Loss on disposal of property and equipment	-	8,997
Deferred taxes	(272)	32,740
Accounts receivable	2,342,567	5,653,489
Inventories	(2,489,866)	(824,476)
Prepayment to vendor	(365,004)	(541,785)
Prepaid expenses and other current assets	(760,360)	(2,089,994)
Deposits and other assets	6,471	(25,725)
Accounts payable	(640,265)	(7,238,132)
Accrued expenses and other current liabilities	897,852	2,098,567
Advance from customers	(82,136)	(783,741)
Net cash (used in) operating activities	(780,902)	(2,486,772)

Cash flows from investing activities:
Loan receivable	297	-
Purchase (Sales) of property and equipment, net	(74,188)	88,209
Net cash provided by (used in) investing activities	(73,891)	88,209

Cash flows from financing activities:
Borrowings from line of credit, net	-	300,000
Repayments on short-term borrowings, net	48,068	(754,949)
Loan from others	1,320,000	-
Repayments on mortgage and term loans, net	(235,968)	(226,597)
Issuance of common stock	-	2,730,000
Dividend distribution	(140,250)	(93,500)
Bank overdraft	26,946	-
Net cash provided by financing activities	1,018,796	1,954,954
Effect of exchange rate changes on cash	(9,654)	74

Net increase (decrease) in cash	154,349	(443,535)

Cash– beginning of the period	358,271	1,401,853

Cash– end of the period	$512,620	$958,318

Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest	$382,309	$428,632
Income taxes	$18,716	$14,925

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PLH Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

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

Advertising Expense

Costs associated with advertising and promotions are expensed as incurred. Advertising and promotion expense amounted to $712 and $7,349 for the three months ended September 30, 2015 and 2014 and $7,197 respectively and $22,319 for the nine months ended September 30, 2015 and 2014, respectively.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All outbound shipping and handling costs are included in selling, general, and administrative expenses. The Company incurred $187,349 and $159,674 of outbound shipping and handling costs for the three months ended September 30, 2015 and 2014 respectively and $807,621 and $603,305 for the nine months ended September 30, 2015 and 2014, respectively.

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

Concentrations of Credit Risk and Risk Factors

The Company maintains its cash and cash equivalents with various major financial institutions. At times, cash and cash equivalents may be in excess of federally insured limits. The Company maintains two cash accounts located in Southern California. All funds in a non-interest bearing transaction account are insured in full by the Federal Deposit Insurance Corporation (FDIC) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules. Beginning January 01, 2013, the Federal Deposit Insurance Corporation (FDIC) will no longer provide unlimited deposit coverage to funds in a non-interest bearing transaction account. The standard insurance amount is $250,000 per deposits under the FDIC's general deposit insurance rules. At September 30, 2015 and December 31, 2014, the Company did not have uninsured cash balance.

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

Impairment of Long-Lived Assets

The Company, in accordance with ASC 360, Property, Plant, and Equipment, reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the three months ended September 30, 2015 and 2014.

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

The Company adopted ASC 740-10-25 on January 1, 2009, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognized $240,000 of additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25 which resulted in a retained earnings adjustment as of September 30, 2015 and December 31, 2014, respectively.

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

The Company generates revenues from four geographic areas, consisting of the United States, Europe, and Asia. The following enterprise-wide disclosure is prepared on a basis consistent with the preparation of the consolidated financial statements. The following table contains certain financial information by geographic area:

	September 30,	September 30,
Nine Months Ended	2015	2014

Net sales:
United States	$9,249,586	$8,899,456
Europe	6,474,856	8,212,693
Asia	10,908,019	11,433,772

Total net sales	$26,632,461	$28,545,921

As of	September 30, 2015	December 31, 2014

Long-lived assets, net:
United States	$2,996,531	$3,088,338
Europe	-	-
Asia	6,185,041	6,801,216

Total long-lived assets, net	$9,181,572	$9,889,554

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

There have been no other recently issued accounting updates that had a material impact on the Company’s Interim Financial Statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
As of	2015	2014

Raw materials	$8,051,967	$8,180,938
Work-in-progress	6,847,080	7,186,242
Finished goods	9,856,392	7,140,012

Total inventories	$24,755,439	$22,507,192

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
As of	2015	2014

Land	$1,777,116	$1,777,116
Building	8,032,309	8,197,271
Furniture and fixtures	184,630	184,630
Machinery and equipment	5,166,495	4,453,992
Vehicles	467,398	1,361,358
Leasehold improvements	61,142	61,142

Total property, plant and equipment	15,689,090	16,035,509
Less – accumulated depreciation and amortization	(7,554,740)	(7,288,234)

Total property, plant and equipment, net	$8,134,350	$8,747,275

Depreciation and amortization expense on property, plant and equipment amounted to $158,203 and $155,490 for the three months ended and $475,726 and $440,364 for the nine months ended September 30, 2015, and 2014, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
As of	2015	2014

Land use rights	$1,238,598	$1,280,384
Trademark usage rights	299,150	303,456
Software license	46,972	48,556

Total intangible assets	1,584,720	1,632,396
Less – accumulated amortization	(537,498)	(490,117)

Intangible assets, net	$1,047,222	$1,142,279

For the three months ended September 30, 2015 and 2014, amortization expense was $19,788 and $20,203, respectively. Estimated future intangible amortization as of September 30, 2015 for each of the next five years is as follows:

Years ending December 31,	Amount
2015	$18,833
2016	31,210
2017	31,210
2018	31,210
2019	31,210
Thereafter	903,549

Total	$1,047,222

NOTE 6 – LINE OF CREDIT

The Company retains a revolving line of credit with a financial institution. The Company renewed its revolving line of credit with a financial institution on November 21, 2014. The line of credit has a maximum outstanding aggregate loan balance not to exceed $3,250,000. At September 30, 2015, the line of credit provides for variable interest based on the bank’s prime rate plus 0.75%, payable monthly, with a maturity date of December 1, 2015. Borrowings under the line of credit are collateralized by the Company’s inventories and equipment. The Company had unused line of credit of $0 and outstanding balance of $3,250,000 as of September 30, 2015. The Company did not have any standby letters of credit as of September 30, 2015. Total interest expense was $32,500 and $29,500 for the three months ended September 30, 2015 and 2014, respectively.

The Company is required to comply with certain financial covenants under the line of credit agreement. The Company was in compliance as of September 30, 2015 and December 31, 2014 respectively.

NOTE 7 – SHORT-TERM BORROWINGS

	September 30,	December 31,
As of	2015	2014

The short-term loan agreement is renewed annually each October 28st of the year. Monthly interest only payable to a bank with unpaid interest and principal payable at a maturity date of October 29, 2015, secured by building and land use right of Pacific Cedar Supplies, Ltd., interest rate at 115% of bench mark rate of 5 years and above (5.15% and 6.55% at September 30, 2015 and December 31, 2014).	$3,608,587	$3,730,328

The short-term loan agreement is renewed annually each May 25th of the year. Monthly interest only payable to a bank with maturity date of May 24, 2016, secured by substantially all of the assets of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 5.7% (6.02% and 5.94% and at September 30, 2015 and December 31, 2014, respectively).	568,794	626,046

The short-term loan agreement is renewed annually each August 6th of the year with an upper limit amount to $900,000 with maturity date of August 5, 2016, secured by trade accounts receivable of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 6.0% (6.32% and 6.24% and at September 30, 2015 and December 31, 2014, respectively).	898,095	894,353

The short-term loan agreement is renewed annually each November 28th of the year with an upper limit amount to $1,400,000 with maturity date of November 27, 2015, secured by substantially all of the assets of Pacific Cedar Supplies, Inc., interest rate at three months LIBOR plus 5.5% (5.82% and 5.74% and at September 30, 2015 and December 31, 2014, respectively).	1,396,405	1,391,217

Non-interest bearing borrowings due on demand	-	-

Total short-term borrowings	$6,471,881	$6,641,944

Total interest expense under short-term borrowings was $104,276 and $117,128 for the three months ended September 30, 2015 and 2014 respectively.

NOTE 8 – LOAN FROM OTHERS

The Company borrowed money from various non-related individuals and entities with various interest rates in 2015. The loan balance is $1,320,000 as of September 30, 2015. The loans are matured in 2015. Borrowings under the loans are collateralized by the Company’s building, inventories and equipment. Total interest expense was $27,811 and $0 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 9 – MORTGAGE AND TERM LOANS

Mortgage and term loans consisted of the following:

	September 30,	December 31,
As of	2015	2014

Note payable on a monthly basis (principal and interest) to a bank under a mortgage loan agreement dated November 21, 2013 with maturity date of November 21, 2020, secured by the Company’s building and land, interest rate at bank’s prime rate plus 0.75% or a floor of 4.00 (4.00% and 4.00% at September 30, 2015 and December 31, 2014, respectively).	$3,206,822	$3,268,725

The term loan agreement mentioned above was refinanced on November 21, 2013. Under the refinanced term loan agreement, note payable on a monthly basis (principal and interest) to a bank with maturity date of November 21, 2020, secured by substantially all of the assets of the Company, interest rate at bank’s prime rate plus 0.75% or a floor of 4.00 (4.00% and 4.00% at September 30, 2015 and December 31, 2014, respectively).	1,350,964	1,525,029

Total mortgage and term loans	4,557,786	4,793,754
Less – long term portion	(4,474,124)	(4,487,655)

Current portion of mortgage and term loans	$83,662	$306,099

Total interest expense under mortgage and term loans was $45,973 and $49,843 for the three months ended September 30, 2015 and 2014, respectively. The aggregate future payments under the bank loan payable are as follows:

Years ending December 31,	Amount

2015	$83,662
2016	328,652
2017	342,739
2018	356,900
2019	371,647
Thereafter	3,074,186

Total	$4,557,786

The Company is required to comply with certain financial covenants under the mortgage and term loan agreements. The Company was in compliance as of September 30, 2015 and December 31, 2014.

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	September 30,	September 30,
Nine Months Ended	2015	2014
Current:
Federal	$-	$-
State	800	-
Foreign	14,103	58,344
Total	14,903	58,344

Deferred:
Federal	(272)	-
State	-	-
Total	(272)	-

Provision for income taxes	$14,631	$58,344

The Company’s deferred income tax (liability) asset consisted of the following:

	September 30,	December 31,
As of	2015	2014
Current deferred income tax (liabilities) assets:
Depreciation and amortization	$(43,336)	$(43,608)
Total	$(43,336)	$(43,608)

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

NOTE 11 – COMMITMENT AND CONTINGENCIES

The Company leases certain automobiles under operating leases. The future minimum lease payments under these operating leases are as follows as follows:

Year ending December 31,	Amount
2015	$1,556
Total	$1,556

The Company is subject to various legal proceedings from time to time as part of its business. As of September 30, 2015, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014 up through the date the financial statements were issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the six months ended September 30, 2015.

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

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year. The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended					Nine Months Ended
	September 30, 2015			September 30, 2014		September 30, 2015		September 30, 2014

Net sales	$7,573,334	100.0%		$8,678,020	100.0%	$26,632,461	100.0%	$28,545,921	100.0%
Cost of sales	5,691,212	75.1		6,463,033	74.5	19,884,882	74.7	21,098,687	73.9
Gross profit	1,882,122	24.9		2,214,987	25.5	6,747,579	25.3	7,447,234	26.1
Selling and administrative expense	1,823,888	24.1		1,595,313	18.4	6,400,844	24.0	6,008,980	21.1
Operating income	58,234	0.8		619,674	7.1	346,735	1.3	1,438,254	5.0
Other income (loss), net	(200,767)	(2.7)		(289,147)	(3.3)	(569,584)	(2.1)	(645,080)	(2.3)
Income before income taxes	(142,533)	(1.9)		330,527	3.8	(222,849)	(0.8)	793,174	2.8
Income taxes	(7,412)	(0.1)		(185,002)	(2.1)	14,631	0.1	58,344	0.2
Net income	$(135,121)	(1.8	) %	$515,529	5.9%	$(237,480)	(0.9)%	$734,830	2.6%

Net Sales - Net sales decreased to $7,573,334 for the three months ended September 30, 2015 from $8,678,020 for the three months ended September 30, 2014. And net sales decreased to $26,632,461 for the nine months ended September 30, 2015 from $28,545,921 for the nine months ended September 30, 2014. The decrease is primarily due to decrease of sales in Europe and Russia in 2015. The decrease of sales in Europe and Russia is primarily attributable to strengthening of the Dollar over the Euro and Ruble. Customers in Europe and Russia have been requesting to hold shipment until the exchange rate increases, and the company anticipates that sales volume in Europe will be recovered in the year 2016.

Cost of Sales - Cost of sales was $5,691,212, or 75.1% of net sales, for the three months ended September 30, 2015, an decrease from $6,463,033, or 74.5% of net sales, for the three months ended September 30, 2014. It is primarily due to the decrease of overall sales in three month ended September 30, 2015 compared to the three months ended on September 30, 2014.

Cost of sales was $19,884,882, or 74.7% of net sales, for the nine months ended September 30, 2015, a decrease from $21,098,687, or 73.9% of net sales, for the nine months ended September 30, 2014. It is primarily due to the decrease of overall sales in nine month ended September 30, 2015 compared to the nine month ended on September 30, 2014.

Gross Profit – Gross margin decreased to $1,882,122 from $2,214,987 for the three month periods ended September 30, 2015 and 2014, respectively. Our gross margin, as a percentage of net sales, decreased to 24.9% from 25.5% for the three month periods ended September 30, 2015 and 2014, respectively. It is primarily due to decrease of overall sales in three month ended on September 30, 2015 compared to the three month ended on September 30, 2014.

Our gross margin decreased to $6,747,579 from $7,447,234 for the nine month periods ended September 30, 2015 and 2014, respectively. Our gross margin, as a percentage of net sales, decreased to 25.3% from 26.1% for the nine month periods ended September 30, 2015 and 2014, respectively. The gross profit % of net sales in the nine month ended September 30, 2015 and in the comparable period last year are consistent.

Selling and Administrative Expense – Selling and administrative expenses were $1,823,888 and $6,400,844 for the three and nine months ended September 30, 2015, respectively, compared to $1,595,313 and $6,008,980 for the three and nine months ended September 30, 2014, respectively. The increase in expense for both periods is primarily due to the following:

  Professional fee increased due primarily reflecting increase of legal and accounting consulting fee in conjunction with IPO registration and patent registration.
  Outside service fee increased due to primarily reflecting the development of web-based of online sales which the Company expect to launch in year 2016.

Other Income (Expense) – Interest expense reflected a decrease in average debt levels of $0.9 million to $14.1 million in the third quarter of fiscal 2015 from $15 million in the same period last year.

Income Taxes – The provision for income taxes was $14,631 for the nine months ended September 30, 2015 compared to the nine month ended on September 30, 2014 of $58,344

Liquidity and Capital Resources

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

We ended the third quarter of fiscal 2015 with $512.6 thousand of cash compared with $958.3 thousand of cash at the end of the same period in fiscal 2014. Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(780,902)	$(2,486,772)
Investing activities	(73,891)	88,209
Financing activities	1,018,796	1,954,954
Effect of exchange rate changes on cash	(9,654)	74

Net increase (decrease) in cash	$154,349	$(443,535)

Operating Activities. Net cash provided by (used in) operating activities for the nine month ended September 30, 2015 and September 30, 2014 was ($780,902) and ($2,486,772), respectively. In the nine months ended on September 30, 2015, net cash was provided primarily to increase of inventory and pay down of accounts payable. In the nine month ended on September 30, 2014, net cash was used primarily due to decrease of pay down of accounts payable balance.

Investing Activities. Net cash provided (used in) investing activities for the nine months ended September 30, 2015 and September 30, 2014 was ($73,891) and $88,209 respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period.

Financing Activities. Net cash provided (used in) financing activities for the nine month ended September 30, 2015 and September 30, 2014 was $1,018,796 and $1,954,954, respectively. In the nine month ended on September 30, 2015, net cash was provided primarily to borrowing (loan) from others. In the nine month ended on September 30, 2014, net cash was provided primarily to issuance of common stock.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the three months September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain efficient or until such time as the Company completes a major transaction or acquisition of an operating business at which time management will be able to implement new controls and procedures.

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

PLH PRODUCTS INC.

Dated: November 19, 2015	By:	/s/ WON YONG LEE
Won Yong Lee
Chief Financial Officer