Form 10-K
period 2015-12-31
PLH Products, Inc.
filed 2016-04-14
CIK 1502630

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

Commission File Number 000-54810

PLH PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

California	95-4386777
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6655 Knott Avenue Buena Park, CA 92640 USA
(Address of principal executive offices)

Issuer’s telephone number, including area code: (714) 739-6622

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]  No  [ X ]

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
Yes  [ X ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated Filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]  No [ X ]

As of December 31, 2015, there were outstanding 32,095,000 shares of the registrant’s common stock, par value $0.0001, which is the only outstanding class of common or voting stock of the registrant.

Documents incorporated by reference: None.

PLH Products, Inc.

Form 10-K

PART I

ITEM 1.	BUSINESS

Corporate Background

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

Euro monitor International, for instance, predicts that the global health and wellness market will hit a record high of $1 trillion by 2017. This bodes well for sauna purchases. “In the next decade, as the baby boomers reach their peak spending, we’ll see unprecedented growth in the sauna industry – and in any industry that deals with personal satisfaction and life improvement,” states the NSPI. Sauna trends also fall in line with major growth in the day spa industry, which has grown tremendously in the U.S. over the last 20 years. In 1990 there were 200 day spas in the US. Today there are nearly 20,000. The chart below further outlines the latest full-year data for this market nationally. On a global level, the health spa market is expected to exceed $77 billion by 2016, according to research from Global Industry Analysts. Factors fueling the market include “nutrition and health trends, and advances in science and medicine,” states Global Industry Analysts. “The increasingly fast pace of consumer lifestyles is leading to rising demand for relaxation services, including saunas, hammams and spas.”

1 Aqua Magazine. “Sauna Sales Bright.” June 2011. http://aquamagazine.com/content/post/Sauna-Sales-Bright.aspx
1 Euro monitor International. “Health & Wellness to grow by $27 Billion in 2013.” Jan. 10, 2013.
http://www.nutraceuticalsworld.com/blog/marketwatch/2013-01-10/health-wellness-to-grow-by-27-billion-in-2013-key-research-highl ights
1 ISPA. “U.S. Spa Industry - Fast Facts.” Obtained at: http://www.experienceispa.com/media/facts-stats/

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

For the U.S. market, sauna sales are made through PLH’s own retail sales forces, PLH’s dealers, and OEM partners. For the international market, sauna sales are mostly made through PLH’s distributors and OEM partners. These include:

•	Arm stark Germany: The No. 1 spa and hot tub distributor in Germany
•	HM Products Ltd.: Exclusive Distributor of Health Mate Saunas in Belgium, Netherlands, Luxemburg
•	Healthria: Exclusive Distributor of Health Mate Saunas and other wellness thermal therapy units in Korea
•	Human Touch LLC, Long Beach, CA: Distributes through existing in-house sales network and also through large retail outlets such as Sharper Image and Relax the Back
•	High Tech Health International, Boulder, CO: PLH’s OEM partner in the U.S. that distributes its Thermal Life Sauna brand in the U.S., U.K and Australia through a network of health practitioners
•	Sharper Image, U.S.A.: OEM partner that distributes “Sharper Image” branded wellness thermal therapy units

PLH currently sells wood products and lumber to more than 50 companies in the U.S., Japan, Korea, Australia, New Zealand, Russia, Ukraine, Belgium, Netherlands, Taiwan and Indonesia. Here are some of the Company’s wood products and lumber buyers and their locations:

•	Weyerhaeuser Japan (MBKK Japan), Tokyo, Japan: Japanese branch of Weyerhaeuser, one of the world’s largest forest products company. It is considered the largest WRC importer and distributor in Japan
•

Fire and Flavor Grilling Company, Athens, GA: The largest culinary grilling planks and grilling paper company in the U.S. Distributes to Safeway, Whole Foods Markets, Ralph’s, Lowe’s, Bed, Bath & Beyond, and other large retailers. PLH became the exclusive supplier of grilling planks and grilling papers to Fire & Flavor in 2010

•	Helo Oy, Riihimaki, Finland: The world’s largest sauna and steam bath company. Helo has been purchasing WRC lumber panels from PLH since 2009
•	Ottolywood, Russia: Importer and distributor of premium lumber in Russia. Has been purchasing sauna grade WRC lumbers from PLH since 2006
•	Yamaha Piano, Japan: World famous piano manufacturer. Has been purchasing piano frame and back posts from PLH since 2005

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

Products and services include:

Infrared Wellness Products

For more than 35 years, PLH has specialized in the industry’s highest-quality infrared saunas, sold to consumers around the world who desire their health benefits. Infrared saunas use radiant heat, unlike the indirect heat of traditional saunas, to deeply penetrate to body. Infrared heat penetrates the body’s tissues for a deep tissue sauna experience that promotes youthful energy, enhanced circulation, weight loss, and relaxation, among other benefits.

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

•	Lower body therapy
•	Knee comforter
•	Foot warmer

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

We have been granted the following patent – “Control Device for an Infrared Ray Sauna Facility” which is described as,

An infrared ray sauna facility includes a chamber into which a user can enter and sit. The chamber has a door to get into, and a seat for a user. A plurality of infrared ray generating units is installed on the inside wall of the chamber. A controller for controlling the infrared ray generating units is installed outside the chamber. The user controls the temperature inside the chamber or the operating time of the facility with the controller. …[W]hen the user wants to change the conditions inside the chamber, such as temperature, the user must open the door and come out of the chamber to access the controller. The user then goes into the chamber again. A disadvantage is that cold outside air flows into the chamber while the door is open, thereby dropping the temperature inside the chamber. It takes some time to return to the adequate temperature, especially when the ambient temperature is low. Also, electric power consumption is increased to compensate the lost heat, and the sauna effect that the user feels diminishes.” 1 “The present invention relates to a control device for a sauna facility. More particularly, the invention relates to an infrared ray sauna facility that can be conveniently controlled both from inside and outside of the facility by a user of the facility.” We have been granted the following patent – “Lower Body Sauna Device” which is described as an invention which relates to a sauna device and more specifically,

_____________________________________

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

ITEM 1A	Risk FACTORS

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

International customs, standards, techniques and methods differ from those in the United States. Laws and regulations applicable in new markets may be unfamiliar to us. Compliance may be substantially costlier than we anticipate. As a result, we may need to redesign products, or invent or design new products, to compete effectively and profitably in new markets. We expect that we will need significant time, which may be years, to generate substantial sales or profits in new markets.

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

Because of the inherent limitations of internal control, our internal control over financial reporting might not detect or prevent misstatement of our consolidated financial statements. Our growth and entry into new, globally dispersed markets put significant additional pressure on our system of internal control over financial reporting. Failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

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

ITEM 2.	PROPERTIES

The Company owns its home office in Buena Park, California.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock will be listed on the OTC Market (“OTC”) under the symbol “PLHI.”

ITEM 6.	SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview

The following discussion and analysis of the PLH Products, Inc. (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

PLH Products, Inc. established and incorporated on September 2, 1992, a California corporation (collectively the “Company”), manufactures and distributes saunas. The Company’s corporate office is located in Buena Park, California. The Company designs, develops, manufactures, and distributes a wide variety of infrared saunas and cedar product for traditional saunas. The Company distributes a full range of saunas under brand names, Health Mate, Sun Spirit, Healspa, Aroma Steam, and Fin Heaven to distributors, retailers, and end-users.

Results of Operations

Net Sales - Net sales were $25,994,465 for the year ended December 31, 2015. The company has entered into the license agreement with 3rd party company to supply lumbers exclusively which purchase from one of the major vendors in Canada. And also the agreement includes the dealership of sales of sauna in Canada. The License income incurred was $349,173.

Cost of Sales - Cost of sales was $19,070,912, or 73.3% of net sales, for the year ended December 31, 2015. The one of the company’s major vendors is in Canada to purchase lumber and woods and the another major vendor is related party in China.

Gross Profit – Gross margin was $6,923,553 for the year ended December 31, 2015. Our gross margin, as a percentage of net sales, was 26.7% for the year ended on December 31, 2015.

Selling and Administrative Expense – Selling and administrative expenses were $6,307,269 for the year ended on December 31, 2015. The certain expenses were incurred significantly in 2015 primarily due to:

•	Professional fee increased due primarily reflecting increase of legal and accounting consulting fee in conjunction with IPO registration and patent registration.
•	Outside service fee increased due to primarily reflecting the development of web-based of online sales which the Company expect to launch in year 2016.

Other Income (Expense) – Interest expense was incurred primarily due to company’s long term loans and loan from others in 2015.

Income Taxes – The provision for income taxes was $220,128 for the year ended December 31, 2015.

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

We ended the year of 2015 with $126,535 of cash. Our cash flows from operating, investing and financing activities are summarized as follows:

December 31,
2015
Net cash provided by (used in):
Operating activities	$(919,836)
Investing activities	-
Financing activities	957,114

Net increase in cash	$37,278

Operating Activities. Net cash used in operating activities for the year ended December 31, 2015 was ($919,836). In the year ended on December 31, 2015, net cash was used primarily to increase of accounts receivable from related parties and to pay down of accounts payable to related parties.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2015 was $957,114. The net cash was provided primarily to borrowing (loan) from others.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited financial statements for the year ended December 31, 2015, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of the end of the period covered by this report, our internal control over financial reporting was not effective based on those criteria.

During our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report, management identified the following material weaknesses:

1.

Lack of Internal Audit Function – We lack qualified resources to perform the internal audit functions properly as well as oversight of recording and reporting of information. In addition, the scope and effectiveness of the internal audit function are yet to be developed.

2.

Review of Financial Information and Financial Reporting – We do not have adequate levels of review of financial information necessary to ascertain the accounting for complex transactions as well as review of financial information presented.

3.	Lack of Segregation of Duties – We do not have segregation of duties between recording, authorizing and testing.

Remediation Initiative

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weakness in our internal control over financial reporting:

1.	We will continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls; and

2.	We will increase management oversight of accounting and reporting functions in the future; and

3.	As soon as we can raise sufficient capital or our operations generate sufficient cash flow, we will hire additional personnel to handle our accounting and reporting functions.

While the first two steps of our remediation process are ongoing, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize our products (and, therefore, may have sufficient cash flow for hiring sufficient personnel to handle our accounting and reporting functions).

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information as of April 12, 2016 concerning our directors and executive officers:

Name	Age	Position

Won Yong Lee	48	Director, Chief Financial Officer

Seung Woo Lee	68	Director, Chief Executive Officer

Kyung Min Park	68	Director, President

Our directors hold their positions on the board until our next annual meeting of the shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

Board Committees

We currently do not have standing audit, nominating or compensation committees. Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Audit Committee Financial Expert

The Board of Directors does not currently have Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K.

Code of Ethics

We do not have a code of ethics but intend to adopt one in the near future.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the two fiscal year ended December 31, 2015.

Summary Compensation Table

		Salary
Name and Position	Year	($)
Won Yong Lee (1) CFO and Director of the Company	2015	80,736

Seung Woo Lee (2) CEO and Director of the Company	2015	255,000

Kyung Min Park (3) President and Director of the Company	2015	255,000

(1)                Mr. Won Yong Lee was appointed as the Chief Financial Officer and Director of the Company on April 2001.

(2)               Mr. Seung Woo Lee was appointed as the Chief Executive Officer and Director of the Company since the inception of the Company.

(3)               Mr. Kyung Min Park was appointed as the President and Director of the Company since the inception of the Company

Compensation Discussion and Analysis

Overview

We intend to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

Outstanding Equity Awards at Fiscal Year End

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report by any person or group with more than 5% of any class of voting securities, president and our chief executive officer. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

		Shares
		Beneficially	Percent of
Name	Office	Owned (1)	Class (2)
Officers and Directors
Seung Woo Lee	Chief Executive Officer, Director	18,757,916	58.44%

Kyung Min Park	President, Director	10,100,417	31.47%

5% Securities Holders

None.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Based on 32,095,000 shares of the Company’s common stock outstanding.

Change in Control

As of the date of this report, there were no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

The Company has two subsidiaries as follows:

•	Pacific Cedar Supply, Ltd. (Yantai, China) – Provides designing and manufacturing of Infra-Red Home Saunas; and
•	Pacific Cedar Supply, Inc. (Yantai, China) – Provides designing and manufacturing of specialty wood of Western Canadia n Red Cedar and other wood type products.

The Company sells and purchases inventories from and to related parties. These transactions undertaken on terms no better than for customers who are no related entities. Also The Company’s investments include wholly owned subsidiaries which are accounted to $5,850,500 as of December 31, 2015 for under the cost method under APB No. 18, Cost vs. Equity Method of Accounting (“APB 18”)

Other than the above transactions or as otherwise set forth in this report or in any reports filed by the Company with the SEC, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K. The Company is currently not a subsidiary of any company.

The Company’s Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by the auditors for the Company, for the years ended December 31, 2015:

Financial Statements for the Year Ended December 31	Audit Services	Tax Fees

2015(1) (2)	$145,000	$6,000

(1)	These services were provided by Simon & Edward, LLP who were engaged on May 4th, 2015.

(2)	These services were provided by Steven Hwang, Inc. who were engaged through December 31, 2015.

•

Audit Fees. Represents fees for professional services provided for the audit of the Company’s annual financial statements and review of its quarterly financial statements, and for audit services provided in connection with other statutory or regulatory filings.

•	Tax Fees. Represents fees for professional services provided primarily for tax compliance and advice.

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15.	EXHIBITS

(a)    Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

(b)    Exhibits

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLH Products, Inc.

Date: April 14, 2016	By:	/s/ Won Y. Lee
Name: Won Y. Lee
Title: Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Won Y. Lee	April 14, 2016
Won Y. Lee
Chief Executive Officer

/s/ Seung W. Lee	April 14, 2016
Seung W. Lee,
Chief Financial Officer

PLH Products, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PLH Products, Inc.
Buena Park, California

Report on the Financial Statements

We have audited the accompanying financial statements of PLH Products, Inc. (the "Company"), which comprise the balance sheet as of December 31, 2015, and the related statement of income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audits evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Basis for Qualified Opinion

As described further in Note 2 - "Basis of Presentation and Departures from Generally Accepted Accounting Principles", there has been a departure from generally accepted accounting principles regarding the Company’s foreign subsidiaries. The financial position and results of these subsidiaries have not been included in the financial statements as of December 31, 2015, but are shown as investments at cost.

Opinion

In our opinion, except for the effects of the matter described in the Basis for Qualified Opinion paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of PLH Products, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Los Angeles, California
March 31, 2016

PLH PRODUCTS, INC.
BALANCE SHEET

December 31,	2015

ASSETS

Current Assets:
Cash	$126,535
Accounts receivable, net	1,542,120
Accounts receivable - related parties	7,224,176
Inventories, net	5,205,633
Prepayments to vendor - related parties	202,285
Prepaid expenses and other current assets	70,528
Total current assets	14,371,277

Non-current Assets:
Property, plant and equipment, net	2,999,031
Investments in affiliates	5,850,000
Other assets	91,777
Total non-current assets	8,940,808

Total assets	$23,312,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,580,715
Bank overdraft	417,952
Accrued expenses	531,130
Customer deposits	332,056
Borrowing from others	1,490,000
Lines of credit	3,250,000
Current portion of capital lease obligation	32,945
Current portion of long-term debt	326,170
Total current liabilities	7,960,968

Long Term Liabilities:
Capital lease obligation	13,547
Mortgage and term loans, net of current portion	4,151,190
Deferred income taxes	50,706
Total liabilities	12,176,411

Stockholders’ Equity:
Common stock, no par value; 500,000,000 shares authorized, 32,095,000 shares issued and outstanding in 2015	3,210
Additional paid-in capital	8,923,571
Retained earnings	2,208,893
Total stockholders' equity	11,135,674

Total liabilities and stockholders’ equity	$23,312,085

The accompanying notes are an integral part of these financial statements.

PLH PRODUCTS, INC.
STATEMENT OF INCOME

Year Ended December 31,	2015
Net sales	$25,994,465
Cost of sales	19,070,912
Gross profit	6,923,553
Selling , general, and administrative expenses	6,307,269
Income from operations	616,284
Other income (expense):
Interest expense	(405,615)
Other income (expense), net	11,217
Total other expense, net	(394,398)
Income (loss) before income tax provision	221,886
Income tax provision	220,128
Net income	$1,758

The accompanying notes are an integral part of these financial statements.

PLH PRODUCTS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2014	32,095,000	$3,210	$8,923,571	$2,394,135	$11,320,916
Dividend	-	-	-	(187,000)	(187,000)
Net income	-	-	-	1,758	1,758
Balance - December 31, 2015	32,095,000	$3,210	$8,923,571	$2,208,893	$11,135,674

The accompanying notes are an integral part of these financial statements.

PLH PRODUCTS, INC.
STATEMENT OF CASH FLOWS

Year Ended December 31,	2015

Cash flows from operating activities:
Net income	$1,758
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense - property, plant, and equipment	55,007
Amortization expense - intangible assets	34,300
Inventory reserve	17,712
Deferred taxes	7,098
Changes in assets and liabilities:
Accounts receivable	329,276
Accounts receivable - related parties	(3,027,856)
Inventories	(422,461)
Prepayment to vendor	5,440
Prepayment to vendor - related parties	1,361,985
Prepaid expense and other current assets	117,760
Accounts payable	693,126
Accounts payable - related parties	(350,000)
Accrued expenses	85,042
Customer deposits	171,977
Net cash used in operating activities	(919,836)

Cash flows from financing activities:
Repayments from mortgage and term loans	(233,319)
Repayments on mortgage and term loans, net	(83,074)
Repayments on capital lease obligation	(26,274)
Borrowings (repayments) on additional loan from others, net	1,490,000
Dividend distribution	(187,000)
Bank overdraft	(3,219)
Net cash provided by financing activities	957,114

Net increase (decrease) in cash	37,278

Cash – beginning of year	89,257

Cash – end of year	$126,535

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$405,615
Income taxes	$317,428

Non-cash investing activity:
Investment, netted against accounts payable - related parties	$50,000

The accompanying notes are an integral part of these financial statements.

PLH PRODUCTS, INC.

Notes to the Financial Statements
December 31, 2015

1.	PRESENTATION AND NATURE OF OPERATIONS

PLH Products, Inc. (the “Company”), manufactures and distributes saunas. The Company’s corporate office, a California corporation, located in Buena Park, California was established and incorporated on September 8, 1992. The Company sells a full range of sauna under brand names, Health Mate, Sun Spirit, Healspa, Aroma Steam, and Fin Heaven to distributors, retailers, and end- users.

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

Basis of Presentation and Departures from Generally Accepted Accounting Principles

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, which is based on the accrual method of accounting.

The Company’s wholly owned foreign subsidiaries have not been consolidated in the financial statements, but have been recorded at cost which does not adhere to generally accepted accounting principles (“GAAP”). As a result, the accompanying balance sheets of the Company as of December 31, 2015 and the related statements of income, stockholders’ equity and cash flows for the years then ended may not include any adjustments that may result if the financial statements were consolidated.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Customer payments received prior to the recognition of revenue are recorded as deferred revenue included in accrued expenses.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $20,651 for the year ended December 31, 2015.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All outbound shipping and handling costs are included in selling, general, and administrative expenses. The Company incurred $880,368 of outbound shipping and handling costs for the year ended December 31, 2015.

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

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost or market, cost being determined on the weighted average costing method which approximates actual cost. The Company maintains an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

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

Intangible Assets

In December 2009, the Company incurred approximately $171,500 to patent and trademark certain products. These amounts were classified as prepaid expenses at December 31, 2010 and 2009. The Company incurred significant revenue related to these products in 2013 and the Company believes that these products have life of approximately 5 years. As a result, these costs are capitalized and amortized over the life of 5 years. Total intangible assets, net of accumulated amortization, are included in other assets in the balance sheet as of December 31, 2015.

Fair Value of Financial Instruments

The Company is required to disclose the estimated fair value of certain assets and liabilities in accordance with ASC-825-10, “Financial Instruments”. As of December 31, 2015, the Company believes that the carrying value of cash, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments.

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

The Company adopted ASC 740-10-25 on January 1, 2009, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25 for the year ended December 31, 2015.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

As of December 31, 2015, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Concentration of Credit Risk

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

The Company maintains cash in two accounts located in Southern California. All funds in a non-interest bearing transaction account are insured in full by the Federal Deposit Insurance Corporation (FDIC). This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules. Beginning January 1, 2013, the Federal Deposit Insurance Corporation (FDIC) will no longer provide unlimited deposit coverage to funds in a non-interest bearing transaction account. The standard insurance amount is $250,000 per deposits under the FDIC's general deposit insurance rules. At December 31, 2015, the Company did not have uninsured cash balance.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

December 31,	2015

Land	$1,777,116
Building	1,653,334
Furniture and fixtures	184,630
Machinery and equipment	227,227
Vehicles	28,004
Leasehold improvements	61,141

Total property, plant and equipment	3,931,452
Less – accumulated depreciation and amortization	(932,421)

Total property, plant and equipment, net	$2,999,031

Depreciation and amortization expense amounted to approximately $55,007 for the year ended December 31, 2015.

4.	INTANGIBLE ASSETS (INCLUDED IN OTHER ASSETS)

Intangible assets consisted of the following:

December 31,	2015
Trademark and patent	$171,500
Less – accumulated amortization	(171,500)
Total intangible assets, net	$-

For the year ended December 31, 2015, amortization expense was $34,300.

5.	CAPITAL LEASE OBLIGATION

The Company leases certain equipment under capital leases, which require total monthly lease payments of approximately $2,800. The leases have interest rates of approximately 11.0% and expire on various dates through January 2019. The aggregate future payments under the capital lease obligations are as follows:

Years ending December 31,	Amount
2016	32,945
2017	8,908
2018	8,908
2019	1,842
Total	52,603
Less – portion representing interest	(6,111)
Total	46,492
Less – non-current portion	(13,547)

Current portion of capital lease obligation	$32,945

6.	LINE OF CREDIT

The Company retains a revolving line of credit with a financial institution. The Company renewed its revolving line of credit with a financial institution on November 21, 2014. The line of credit has a maximum outstanding aggregate loan balance not to exceed $3,250,000 in 2015.

At December 31, 2015, the line of credit provides for variable interest based on the bank’s prime rate plus 0.75% (4.00% at December 31, 2015), payable monthly, with a maturity date of May 31, 2016. Borrowings under the line of credit are collateralized by the Company’s inventories and equipment. The Company had unused line of credit of $0 and outstanding balance of $3,250,000. The Company did not have any standby letters of credit as of December 31, 2015. Total interest expense was $127,778 for the year ended December 31, 2015.

The Company is required to comply with certain financial covenants under the line of credit agreement. The Company was not in compliance as of December 31, 2015.

7.	MORTGAGE AND TERM LOANS

Mortgage and term loans consisted of the following:

December 31,	2015

Note payable on a monthly basis (principal and interest) to a bank under a mortgage loan agreement dated November 21, 2013 with maturity date of November 21, 2020, secured by the Company’s building and land, interest rate at bank’s prime rate plus 0.75% or a floor of 4.00 (4.00% at December 31, 2015).	$3,185,650

The term loan agreement mentioned above was refinanced on November 21, 2013. Under the refinanced term loan agreement, note payable on a monthly basis (principal and interest) to a bank with maturity date of November 21, 2020, secured by substantially all of the assets of the Company, interest rate at bank’s prime rate plus 0.75% or a floor of 4.00 (4.00% at December 31, 2015)	1,291,710

Total mortgage and term loans	4,477,360
Less – long term portion	(4,151,190)

Current portion of mortgage and term loans	$326,170

Total interest expense under mortgage and term loans was $188,587 for the year ended December 31, 2015. The aggregate future payments under the bank loan payable are as follows:

Years ending December 31,	Amount

2016	$326,170
2017	341,948
2018	356,761
2019	372,210
2020	3,080,271

Total	$4,477,360

The Company is required to comply with certain financial covenants under the mortgage and term loan agreements. The Company was not in compliance as of December 31, 2015.

8.	BORROWINGS FROM OTHERS

In 2015, the Company had uncollateralized borrowings from an unrelated party bearing various interest and due on demand. The loan that the Company borrowed from 3rd party company was amounted to $1,000,000 at December 31, 2015, and the interest rate is 8.5% . The other loans were set to monthly fixed interest amount. The total outstanding balance was $1,490,000 at December 31, 2015.

9.	INCOME TAX

The provision for income taxes consisted of the following:

December 31,	2015
Current:
Federal	$167,480
State	45,550
Total	213,030

Deferred:
Federal	5,892
State	1,206
Total	7,098

Provision for income taxes	$220,128

The Company’s deferred income tax (liability) asset consisted of the following:

December 31,	2015
Current deferred income tax (liabilities) assets:
Depreciation and amortization	$(50,706)
Total	$(50,706)

10.	INVESTMENTS IN AFFILIATES

The Company’s investments include wholly owned subsidiaries which are accounted for under the cost method under APB No. 18, Cost vs. Equity Method of Accounting (“APB 18”) as follows:

December 31,	2015

Pacific Cedar Supplies, Inc.	$3,850,000
Pacific Cedar Supplies, Ltd.	2,000,000

Total investments	$5,850,000

11.	RELATED PARTY TRANSACTIONS

The Company sells and purchases inventories from and to related parties who are wholly owned subsidiaries of the Company. These transactions undertaken on terms no better than for customers who are no related entities. Amounts owed to related parties are as follows:

December 31,	2015

Accounts receivables:
Pacific Cedar Supply, Inc.	$5,434,360
Pacific Cedar Supply, Ltd.	1,789,816
Total	$7,224,176

Prepayment to vendor:
Pacific Cedar Supply, Inc.	$156,970
Pacific Cedar Supply, Ltd.	45,315
Total	$202,285

Sales to Company’s related parties accounted for approximately 15% of total sales for the years ended December 31, 2015. The Company purchased total of $9,741,151from related parties for the years ended December 31, 2015.

12.	MAJOR CUSTOMERS

At least 10% of sales and related Accounts receivable from customers consisted of the following:

		Accounts
Year ended / As of December 31, 2015,	Total Sales	Receivable

Customer:
Samsong Caster Co., Ltd.	$6,636,617	$172,940
Pacific Cedar Supply, Inc.	2,838,101	5,434,360
Total	$9,474,718	$5,607,300

13.	MAJOR SUPPLIERS

At least 10% of purchases and related Accounts payable from suppliers consisted of the following:

		Accounts
	Total	Payable
Year ended / As of December 31, 2015,	Purchases	(Prepayment)

Purchases:
Pacific Cedar Supply, Ltd.	$6,397,298	$(45,315)
Western Forest Products, Inc.	4,438,547	1,036,027
Pacific Cedar Supply, Inc.	3,343,853	(156,970)
Total	$14,179,698	$833,742

14.	COMMITMENTS AND CONTINGENCIES

The Company leases certain automobiles under operating leases. The future minimum lease payments under these operating leases are as follows:

Year ending December 31,	Amount

2016	$5,454

Total	$5,454

The Company is subject to various legal proceedings from time to time as part of its business. As of December 31, 2015, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

15.	RETIREMENT PLAN

The Company has a 401(k) defined contribution retirement benefit plan for the U.S. employees. Contributions by the Company to the retirement plan and expense recognized for the year ended December 31, 2015 was $31,128.

16.	SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.

The Company evaluated all events or transactions that occurred after December 31, 2015 up through the date the financial statements were available to be issued. During these periods, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the year ended December 31, 2015.